Form 10-Q
period 2020-09-30
TPG Pace Beneficial Finance Corp.
filed 2020-11-04
CIK 1819399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-39596

TPG PACE BENEFICIAL FINANCE CORP.

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1499840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Commerce Street, Suite 3300 Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 405-8458

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fifth of one redeemable warrant	TPGY.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	TPGY	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	TPGY WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At November 2, 2020, there were 35,000,000 Class A ordinary shares, $0.0001 par value per share, and 10,062,500 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Beneficial Finance Corp.

Condensed Balance Sheets

(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$158,064	$25,093
Deferred offering costs	782,267	—
Total assets	$940,331	$25,093
Liabilities and shareholder's equity
Current liabilities:
Accrued offering and formation costs	$638,876	$8,587
Note payable to Sponsor	300,000	—
Total liabilities	938,876	8,587
Commitments and contingencies
Shareholder's equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—	—
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 20,000,000 shares issued and outstanding	2,000	2,000
Additional paid-in capital	23,000	23,000
Accumulated deficit	(23,545)	(8,494)
Total shareholder's equity	1,455	16,506
Total liabilities and shareholder's equity	$940,331	$25,093

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial Finance Corp.

Condensed Statements of Operations

(unaudited)

		For the Period		For the Period
	For the Three	from July 11, 2019	For the Nine	from July 11, 2019
	Months Ended	(inception) to	Months Ended	(inception) to
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$—	$—	$—	$—
Professional fees and other expenses	14,183	8,587	15,051	8,587
Loss from operations	(14,183)	(8,587)	(15,051)	(8,587)
Interest income	—	93	—	93
Net loss attributable to ordinary shares	$(14,183)	$(8,494)	$(15,051)	$(8,494)
Net loss per ordinary share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average ordinary shares outstanding:
Basic and diluted	20,000,000	12,195,122	20,000,000	12,195,122

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial Finance Corp.

Condensed Statements of Changes in Shareholder’s Equity

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at July 11, 2019 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on August 12, 2019 at $0.001 per share	—	—	—	—	20,000,000	2,000	23,000	—	25,000
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(8,494)	(8,494)
Balance at September 30, 2019	—	$—	—	$—	20,000,000	$2,000	$23,000	$(8,494)	$16,506

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at January 1, 2020	—	$—	—	$—	20,000,000	$2,000	$23,000	$(8,494)	$16,506
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(868)	(868)
Balance at June 30, 2020	—	—	—	—	20,000,000	2,000	23,000	(9,362)	15,638
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(14,183)	(14,183)
Balance at September 30, 2020	—	$—	—	$—	20,000,000	$2,000	$23,000	$(23,545)	$1,455

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial Finance Corp.

Condensed Statements of Cash Flows

(unaudited)

		For the Period
	For the Nine	from July 11, 2019
	Months Ended	(inception) to
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(15,051)	$(8,494)
Changes in operating assets and liabilities:
Accrued formation costs	5,616	8,587
Net cash provided by (used in) operating activities	(9,435)	93
Cash flows from financing activities:
Proceeds from sale of shares of Class F ordinary shares to Sponsor	—	25,000
Proceeds of notes payable from Sponsor	300,000	—
Payment of deferred offering costs	(157,594)	—
Net cash provided by financing activities	142,406	25,000
Net change in cash	132,971	25,093
Cash at beginning of period	25,093	—
Cash at end of period	$158,064	$25,093
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$624,673	$—

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Beneficial Finance Corp.

Notes to Condensed Financial Statements

(unaudited)

1. Organization and Business Operations

Organization and General

TPG Pace IV Holdings Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on July 11, 2019. On August 20, 2020, the Company filed with the Registrar of Companies of the Cayman Islands to amend and restate the Memorandum and Articles of Association to change the name of the Company to TPG Pace Beneficial Finance Corp. On October 6, 2020, the Company filed with the Registrar of Companies of the Cayman Islands to amend and restate the Memorandum and Articles of Association in connection with its Proposed Offering (as defined below). The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

The Company was formed on July 11, 2019 and as of that date had not commenced operations. On August 12, 2019, the Company was funded with $25,000 for which it issued Founder Shares (as defined below). All activity for the period from July 11, 2019 (inception) through September 30, 2020 relates to the Company’s formation and the proposed initial public offering (“Proposed Offering”) described below. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Proposed Offering. The Company has selected December 31st as its fiscal year end.

The Company completed its Proposed Offering on October 9, 2020. See Note 6 – Subsequent Events.

Sponsor

The Company’s sponsor is TPG Pace Beneficial Finance Sponsor, Series LLC, a Delaware series limited liability company (the “Sponsor”). On August 12, 2019, the Sponsor purchased an aggregate of 20,000,000 Class F ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.001 per share. Prior to the Sponsor’s initial investment in the Company of $25,000, the Company had no assets. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the number of Founder Shares issued by the Company.

Proposed Offering

The Company intends to finance a Business Combination with proceeds of $350,000,000 from the Proposed Offering of 35,000,000 units consisting of one Class A ordinary share, $0.0001 par value, of the Company (“Class A ordinary shares”) and one-fifth of one redeemable warrant and approximately $9,000,000 from the sale of 6,000,000 private placement warrants (or 6,700,000 private placement warrants if the underwriters’ over-allotment option is exercised in full) at $1.50 per warrant. Upon the closing of the Proposed Offering and the sale of private placement warrants, the Company anticipates that approximately $350,000,000 (or $402,500,000 if the underwriter’s over-allotment option is exercised in full) will be held in a trust account. The underwriter’s over-allotment option includes 5,250,000 units consisting of 5,250,000 Class A ordinary shares and 1,050,000 warrants which may be issued upon exercise of the 45-day option granted to the underwriters to cover over-allotments, if any.

The Trust Account

Of the $359,000,000 of proceeds from the Proposed Offering and the sale of the private placement warrants, $350,000,000 (or $402,500,000 if the underwriters’ over-allotment option is exercised in full) will be deposited into an interest bearing U.S. based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee. The funds in the trust account will be invested only in specified U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (“Permitted Investments”).

Funds will remain in the trust account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes. The proceeds from the Proposed Offering and the sale of the private placement warrants will not be released from the trust account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Business Combination within 24 months from the close of the Proposed Offering, and (iii) the redemption of all of the Company’s public shares if it is unable to complete the Business Combination within 24 months from the close of the Proposed Offering, subject to applicable law.

The remaining proceeds outside the trust account may be used to pay business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Offering, although substantially all of the net proceeds of the Proposed Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a target business. As used herein, the target business must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned on the trust account) at the time of the Company signing a definitive agreement.

After signing a definitive agreement for a Business Combination, the Company will provide the public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares either (i) in connection with a shareholder meeting to approve the Business Combination or (ii) by means of a tender offer. Each public shareholder may elect to redeem their shares irrespective of whether they vote for or against the Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the Business Combination including interest earned on the funds held in the trust account and not previously released to the Company to pay taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commissions payable to underwriters. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval under the law or stock exchange listing requirements. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding Class A ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, after payment of the deferred underwriting commission. In such an instance, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

The Company has 24 months from the closing date of the Proposed Offering to complete its Business Combination. If the Company does not complete a Business Combination within this period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds in the trust account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The initial shareholders and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their Founder Shares if the Company fails to complete the Business Combination within 24 months from the closing of the Proposed Offering. However, if the initial shareholders acquire public shares after the Proposed Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if the Company fails to complete the Business Combination within the allotted 24-month time period.

The underwriters have agreed to waive their rights to any deferred underwriting commission held in the trust account in the event the Company does not complete the Business Combination and those amounts will be included with the funds held in the trust account that will be available to fund the redemption of the Company’s public shares.

If the Company fails to complete the Business Combination, the redemption of the Company’s public shares will reduce the book value of the shares held by the initial shareholders, who will be the only remaining shareholders after such redemptions.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company to pay taxes. As a result, such ordinary shares will be recorded at their redemption amount and classified as temporary equity upon the completion of the Proposed Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2020 and the results of operations and cash flows for the period presented. The financial statements have been prepared on a going concern basis, based on the assumption the Company will receive proceeds from the Proposed Offering as described in Note 1- Organization and Business Operations.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities and Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of September 30, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet due to their short-term nature.

Fair Value Measurement

ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).

Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

The three levels of the fair value hierarchy under ASC 820 are as follows:

Level I—Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level II—Pricing inputs are other than quoted prices included within Level I that are observable for the investment, either directly or indirectly. Level II pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level III—Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. At September 30, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company will incur offering costs in connection with the Proposed Offering. These costs, together with the underwriter discount, will be charged to additional paid-in capital upon completion of the Proposed Offering or to operations if the Proposed Offering is not completed. On October 9, 2020, the Company charged offering costs of $949,269 to additional paid-in capital. See Note 6 – Subsequent Events.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with federal income tax regulations, income taxes are not levied on the Company, but rather on the individual owners. United States (“U.S.”) taxation would occur on the individual owners if certain tax elections are made by U.S. owners and the Company were treated as a passive foreign investment company. Additionally, U.S. taxation could occur to the Company itself if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Public Offering

Pursuant to the initial public offering, the Company intends to offer for sale up to 35,000,000 units at a price of $10.00 per unit (a “Unit”). Each Unit will consist of one Class A ordinary share of the Company at $0.0001 par value and one-fifth of one redeemable warrant (or 7,000,000 redeemable warrants in the aggregate, assuming no exercise of the underwriters’ over-allotment option) (the “Redeemable Warrants”). Under the terms of a proposed warrant agreement, the Company has agreed to use its commercially reasonable efforts to file a new registration statement under the Securities Act following the completion of the Business Combination. Each whole Redeemable Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The warrants will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Proposed Offering and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Only whole warrants may be exercised and no fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Company will grant the underwriters a 45-day option to purchase up to an additional 5,250,000 units to cover over-allotments, if any.

The Company completed its Proposed Offering on October 9, 2020. See Note 6 – Subsequent Events.

4. Related Party Transactions

Founder Shares

On August 12, 2019, the Sponsor purchased 20,000,000 of the Company’s Class F ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.001 per share. Prior to the Sponsor’s initial investment in the Company of $25,000, the Company had no assets. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the number of Founder Shares issued.

The Founder Shares are identical to the Class A ordinary shares included in the Units being sold in the Proposed Offering except that:

•	only holders of the Founder Shares have the right to vote on the election of directors prior to the Business Combination;

•	the Founder Shares are subject to certain transfer restrictions, as described in more detail below;

•

the initial shareholders and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to the Founder Shares and in connection with the completion of the Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete the Business Combination within 24 months from the Close Date. If the Company submits the Business Combination to the public shareholders for a vote, the Initial Shareholders have agreed, pursuant to such letter agreement, to vote their Founder Shares and any public shares purchased during or after the Public Offering in favor of the Business Combination; and

•

the Founder Shares are automatically convertible into Class A ordinary shares on the first business day following the completion of the Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights.

Additionally, the initial shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (i) one year after the completion of the Business Combination or (ii) subsequent to the Business Combination, if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (iii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (the “Lock Up Period”). See Note 6 – Subsequent Events.

Private Placement Warrants

The Sponsor will purchase from the Company an aggregate of 6,000,000 private placement warrants (or 6,700,000 if the underwriters’ overallotment option is exercised in full) at a price of $1.50 per warrant (approximately $9,000,000 in the aggregate or approximately $10,050,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), in a private placement that will occur simultaneously with the completion of the Proposed Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants will be added to the proceeds from the Proposed Offering to be held in the trust account. The Private Placement Warrants will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in the Proposed Offering. The Sponsor, or its permitted transferees, will have the option to exercise the Private Placement Warrants on a cashless basis. The Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Business Combination.

If the Company does not complete the Business Combination within 24 months from the closing of the Proposed Offering, the proceeds from the sale of the Private Placement Warrants held in the trust account will be used to fund the redemption of the Company’s public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The Sponsor purchased the Private Placement Warrants on October 9, 2020. See Note 6 – Subsequent Events.

Forward Purchase Agreements

Prior to the Proposed Offering, an affiliate of the Company (the “TPG Forward Purchaser”) intends to enter into a forward purchase agreement (the “Original Forward Purchase Agreement”). The TPG Forward Purchaser will agree to purchase an aggregate of 5,000,000 Class A ordinary shares at a price of $10.00 per Class A ordinary share (the “Forward Purchase Shares”), plus an aggregate of 1,000,000 warrants to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants” and, together with the Forward Purchase Shares, the “Forward Purchase Securities”), for an aggregate purchase price of $50,000,000. The purchase of the 5,000,000 Forward Purchase Shares and 1,000,000 Forward Purchase Warrants will take place in one or more private placements, with the full amount to have been purchased no later than simultaneously with the closing of our initial business combination. The TPG Forward Purchaser’s obligation to purchase the Forward Purchase Securities may be transferred, in whole or in part, to the forward transferees, provided that upon such transfer the forward transferees assume the rights and obligations of the TPG Forward Purchaser. As an inducement to a transferee that is not an affiliate of the TPG Forward Purchaser to assume the TPG Forward Purchaser’s obligation to purchase the Forward Purchase Securities, we may agree to issue on a case-by-case basis to such transferee at the time of the forward purchase, in addition to the Forward Purchase Securities, an additional number of Class A ordinary shares equal to 10% of the Forward Purchase Shares purchased by such transferee, or up to an aggregate of 500,000 additional Class A ordinary shares, for no additional cash consideration, potentially lowering the effective purchase price of the forward purchase shares to approximately $9.09 per Class A ordinary share. In addition, the Sponsor shall forfeit a number of Founder Shares equal to such additional amount of Class A ordinary shares issued to such transferee, or up to an aggregate of 500,000 Founder Shares, at the time of the forward purchase.

The Company also intends to enter into forward purchase agreements (the “Additional Forward Purchase Agreements”) with other third parties (the “Additional Forward Purchasers”) which provide that the Additional Forward Purchasers will purchase up to an aggregate of 5,500,000 Class A ordinary shares at a price of approximately $9.09 per Class A ordinary share (the “Additional Forward Purchase Shares”), plus up to an aggregate of 1,000,000 warrants to purchase one Class A ordinary share at $11.50 per share (the “Additional Forward Purchase Warrants” and, together with the Additional Forward Purchase Shares, the “Additional Forward Purchase Securities”), for an aggregate purchase price of approximately $50,000,000. Any purchases of the up to 5,500,000 Additional Forward Purchase Shares and up to 1,000,000 Additional Forward Purchase Warrants will also take place in one or more private placements, but no later than simultaneously with the closing of our initial business combination. The sale of the Additional Forward Purchase Securities will be subject to the approval of the board of directors and the Sponsor. The proceeds of all purchases made pursuant to the Forward Purchase Agreements will be deposited into our operating account. In connection with the Additional Forward Purchase Agreements, the Sponsor shall forfeit 500,000 Founder Shares at the time of the forward purchase.

The terms of the Forward Purchase Securities and Additional Forward Purchase Securities, respectively, will generally be identical to the terms of the Class A ordinary shares and the Redeemable Warrants included in the units being issued in the Proposed Offering, except that the Forward Purchase Shares and Additional Forward Purchase Shares will have no redemption rights and will have no right to liquidating distributions from our trust account. In addition, as long as the Additional Forward Purchase Securities and the Additional Forward Purchase Securities are held by the TPG Forward Purchaser and Additional Forward Purchasers, they will have certain registration rights. In connection with the sale of the Forward Purchase Shares and the Additional Forward Purchase Shares, except to the extent of any forfeitures of founder shares by the sponsor in connection with the forward purchases, we expect that the Sponsor will receive an aggregate number of additional Class A ordinary shares so that the initial shareholders, in the aggregate, on an as-converted basis, will hold 20% of our Class A ordinary shares at the time of the closing of the initial business combination.

The Original Forward Purchase Agreement and Additional Forward Purchase Agreements became effective subsequent to September 30, 2020. See Note 6 – Subsequent Events.

Indemnity

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Proposed Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such eventuality as the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Related Party Note Payable

On September 15, 2020, the Company’s Sponsor loaned the Company $300,000 under an unsecured promissory note. The funds were used to pay up front expenses associated with the Proposed Offering. The note was repaid on October 9, 2020. See Note 6 – Subsequent Events.

Administrative Service Agreement

The Company will enter into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor upon completion of the Proposed Offering, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. The Company entered into the agreement on October 9, 2020. See Note 6 – Subsequent Events.

5. Shareholder’s Equity

Class A Ordinary Shares

The Company is currently authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association.

Class F Ordinary Shares

The Company is currently authorized to issue 20,000,000 Class F ordinary shares. At September 30, 2020, there were 20,000,000 Class F ordinary shares (Founder Shares) issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2020, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

6. Subsequent Events

Public Offering

The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective by the United States Securities and Exchange Commission on October 6, 2020. The Public Offering closed on October 9, 2020 (the “Close Date”). The Sponsor purchased an aggregate of 6,000,000 warrants at a purchase price of $1.50 per warrant, or $9,000,000 in the aggregate, in a private placement on October 6, 2020 (the “Private Placement”).

At the Close Date, proceeds of $350,000,000, net of underwriting discounts of $7,000,000 and funds designated for operational use of $2,000,000, were deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as described below.

In its Public Offering, the Company sold 35,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share of the Company at $0.0001 par value and one-fifth of one redeemable warrant, or 7,000,000 redeemable warrants in the aggregate (the “Redeemable Warrants”). Each whole Redeemable Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The warrants will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Proposed Offering and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Only whole warrants may be exercised and no fractional warrants will be issued upon separation of the units and only whole warrants will trade.

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole, but not in part, at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the Company’s public shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders. Additionally, 90 days after the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole, but not in part, for Class A ordinary shares at a price based on the redemption date and “fair market value” of the Company’s Class A ordinary shares upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the Company’s Class A ordinary shares equals or exceeds $10.00 per share on the trade date prior to the date on which the Company sends the notice of redemption to the Warrant holders. The “fair market value” of the Company’s Class A ordinary shares shall mean the average reported last sale price of the Company’s Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the Warrant holders. The Company has agreed to use its best efforts to file a registration statement for the Class A ordinary shares issuable upon exercise of the Warrants under the Securities Act as soon as practicable, but in no event later than 15 business days following the completion of a Business Combination.

 The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $7,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $12,250,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount has been recorded as a deferred liability on the balance sheet at October 9, 2020 as management has deemed the consummation of a Business Combination to be probable.

The Trust Account

Of the $359,000,000 proceeds from the Public Offering and Private Placement, $350,000,000 were deposited into an interest bearing U.S. based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (“Trust Account”) on October 9, 2020. On October 14, 2020, the funds in the Trust Account were invested only in Permitted Investments.

The remaining proceeds outside the Trust Account may be used to pay business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

Private Placement Warrants

On October 6, 2020, the Sponsor agreed to purchase from the Company the Private Placement Warrants for proceeds of approximately $9,000,000.

Founder Shares

On October 2, 2020, the Sponsor forfeited 9,937,500 Founder Shares for no consideration. On October 2, 2020, the Sponsor transferred 40,000 Founder Shares to each of the Company’s independent directors (together, with the Sponsor, the “Initial Shareholders”) at a purchase price of approximately $0.002 per share.

Subsequent to the Close Date, 1,312,500 Founder Shares were subject to forfeiture if the underwriter’s over-allotment is not exercised in full within 45 days after the Public Offering.

Independent Financial Advisory Services

In connection with the Public Offering, TPG Capital BD, LLC, an affiliate of the Company, acted as the Company’s independent financial advisor as defined under FINRA Rule 5110(j)(9), to provide independent financial consulting services, consisting of a review of deal structure and terms and related structuring advice in connection with the Public Offering, for which it received a fee of $647,500, which was paid on the Close Date. TPG Capital BD, LLC was engaged to represent the Company’s interests only and is independent of the underwriters. TPG Capital BD, LLC did not act as an underwriter in the Public Offering and did not sell or offer to sell any securities in the Public Offering, nor did it identify or solicit potential investors in the Public Offering.

Forward Purchase Agreements

Prior to the Public Offering, the TPG Forward Purchaser entered into the Original Forward Purchase Agreement. Prior to the Public Offering, the Company entered into the Additional Forward Purchase Agreements.

Related Party Note Payable

The Company repaid the $300,000 loan from the Sponsor at the Close Date.

Administrative Service Agreement

On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company.

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no other subsequent events which require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to TPG Pace Beneficial Finance Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the United States Securities and Exchange Commission (“SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business.

We intend to consummate a Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on October 9, 2020 (the “Close Date”) and the private placement of warrants to purchase our Class A ordinary shares (“Private Placement Warrants”) that occurred at the Close Date, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

At September 30, 2020, we held cash of $158,064 and current liabilities of $938,876. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the nine months ended September 30, 2020 and the period from July 11, 2019 (“Inception”) to September 30, 2019, we incurred net losses of $15,051 and $8,494, respectively. Our business activities from Inception to September 30, 2020 consisted primarily of costs associated with our formation. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Prior to the closing of the Public Offering (as described below), our only source of liquidity was an initial sale of Class F ordinary shares (the “Founder Shares”), par value $0.0001 per share, to our sponsor, TPG Pace Beneficial Finance Sponsor, Series LLC, a Delaware series limited liability company (the “Sponsor”), and the proceeds of a promissory note (the “Note”) from the Sponsor, in the amount of $300,000.

The registration statement for our initial public offering (“Public Offering”) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 6, 2020. In our Public Offering, we sold 35,000,000 Units at a price of $10.00 per Unit, generating proceeds of $350,000,000. Simultaneously with the effectiveness of our Public Offering, we closed the private placement of an aggregate of 6,000,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one Class A ordinary share at an exercise price of $11.50 per share, to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating proceeds of $9,000,000. On the Close Date, we placed $350,000,000 of proceeds (including $12,250,000 of deferred underwriting discount) from the Public Offering and the Private Placement Warrants into an interest bearing U.S. based trust account at J.P. Morgan Chase, N.A, with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and held the remaining portion (net of offering expenses, other than underwriting discounts, paid upon the consummation of the Public Offering) of such proceeds outside the Trust Account.

At September 30, 2020, we had cash of $158,064 and negative working capital of $780,812, which excludes deferred offering costs.

On October 14, 2020, the funds in the Trust Account were invested only in specified U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”).

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares at the completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination (including from our affiliates or affiliates of our Sponsor).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

At September 30, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Offering Costs

We comply with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” We incurred offering costs of $949,269 in connection with our Public Offering primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. These costs, along with paid and deferred underwriter discounts totaling $12,250,000, were charged to additional paid-in capital at the Close Date.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. At September 30, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. As the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account have been invested in Permitted Investments, we do not believe there will be any material exposure to interest rate risk.

We have not engaged in any hedging activities since our Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our final Prospectus, dated October 6, 2020, which was filed with the SEC on October 8, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final Prospectus, dated October 6, 2020, which was filed with the SEC on October 8, 2020. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On August 12, 2019, the Sponsor purchased 20,000,000 of our Class F ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.001 per share. Prior to the Sponsor’s initial investment in us of $25,000, we had no assets. At September 30, 2020, our Sponsor held 20,000,000 Founder Shares.

On October 2, 2020, the Sponsor forfeited 9,937,500 Founder Shares for no consideration. On October 2, 2020, the Sponsor transferred 40,000 Founder Shares to each of the Company’s independent directors (together, with the Sponsor, the “Initial Shareholders”) at a purchase price of approximately $0.002 per share.

On the Close Date, we completed the private sale of an aggregate of 6,000,000 Private Placement Warrants, to our Sponsor, at a price of $1.50 per Private Placement Warrant. The Private Placement Warrants are substantially similar to the Warrants underlying the Units issued in the Public Offering, except that if held by our Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis and (ii) are not subject to being called for redemption. If the Private Placement Warrants are held by holders other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants.

The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On October 6, 2020, our registration statement on Form S-1 (File No. 333-248595) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 35,000,000 Units at an offering price to the public of $10.00 per Unit for an aggregate offering price of $350,000,000, with each Unit consisting of one Class A ordinary share of the Company at $0.0001 par value and one-fifth of one warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Only whole warrants may be exercised and no fractional warrants will be issued upon separation of the Units and only whole warrants may be traded. Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Barclays Capital Inc., Northland Securities Inc. and Siebert William Shank & Co., LLC, acted as underwriters. Our Public Offering did not terminate before all of the securities registered in our registration statement were sold. The Public Offering was consummated on October 9, 2020.

Net proceeds of $350,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $12,250,000, were deposited into the Trust Account on the Close Date. We paid $13,000,000 in underwriting discounts and incurred offering costs of $949,269 related to the Public Offering. In addition, the Underwriters agreed to defer $12,250,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our Class A ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final Prospectus, dated October 6, 2020, which was filed with the SEC on October 8, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1*

Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed by the Company on October 13, 2020 (File No. 001-39596)).

4.1*	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 filed with the Company’s Amendment No. 1 to Form S-1 filed by the Company on September 24, 2020 (File No. 333-248595)).
4.2*

Specimen Class A Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 filed with the Company’s Amendment No. 1 to Form S-1 filed by the Company on September 24, 2020 (File No. 333-248595)).

4.3*	Specimen Warrants Certificate (incorporated herein by reference to Exhibit 4.3 filed with the Company’s Amendment No. 1 to Form S-1 filed by the Company on September 24, 2020 (File No. 333-248595)).
4.4*

Warrant Agreement, dated as of October 9, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed by the Company on October 13, 2020 (File No. 001-39596)).

10.1*

Form of Letter Agreements, dated October 9, 2020, between the Company and each of its officers and directors, and the Sponsor (incorporated herein by reference to Exhibit 10.5 filed with the Company’s Form 8-K filed by the Company on October 13, 2020 (File No. 001-39596)).

10.2*

Investment Management Trust Agreement, dated as of October 9, 2020, between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed by the Company on October 13, 2020 (File No. 001-39596)).

10.3*

Registration Rights Agreement, dated as of October 9, 2020, among the Company, the Sponsor and certain security holders (incorporated herein by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed by the Company on October 13, 2020 (File No. 001-39596)).

10.4*

Private Placement Warrants Purchase Agreement, dated as of October 6, 2020, between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed by the Company on October 13, 2020 (File No. 001-39596)).

10.5*

Form of Indemnity Agreements, dated as of October 9, 2020, between the Company and each of its officers and directors (incorporated herein by reference to Exhibit 10.6 filed with the Company’s Form 8-K filed by the Company on October 13, 2020 (File No. 001-39596)).

10.6*

Administrative Services Agreement, dated October 6, 2020 between the Company and TPG Global, LLC (incorporated herein by reference to Exhibit 10.4 filed with the Company’s Form 8-K filed by the Company on October 13, 2020 (File No. 001-39596)).

10.7**	Forward Purchase Agreement, dated as of September 23, 2020, between the Company and an affiliate of TPG Global, LLC.
10.8**	Form of Forward Purchase Agreements, dated as of September 23, 2020, between the Company and other third parties.
10.9**	Amendment No. 1 to the Forward Purchase Agreement, dated as of October 6, 2020, between the Company and an affiliate of TPG Global, LLC.
10.10**	Form of Amendments No. 1 to the Forward Purchase Agreements, dated as of October 6, 2020, between the Company and other third parties.
10.11**	Engagement Letter, dated October 6, 2020, between the Company and TPG Capital BD, LLC.
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG PACE BENEFICIAL FINANCE CORP.

Date: November 4, 2020	By:	/s/ Karl Peterson
Karl Peterson
Non-Executive Chairman and Director

Date: November 4, 2020	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)