Form 10-K/A
period 2020-12-31
TPG Pace Beneficial Finance Corp.
filed 2021-05-17
CIK 1819399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The Registrant was not a public company at June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The Registrant’s Units began trading on the New York Stock Exchange on October 7, 2020, and the Registrant’s Class A ordinary shares began trading separately on the New York Stock Exchange on November 27, 2020. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2020 was $905,450,000

At May 11, 2021, there were 35,000,000 Class A ordinary shares, $0.0001 par value per share, and 8,750,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

TPG Pace Beneficial Finance Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 and for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2021 (the “Original 10-K”).

Background of Restatement

On April 12, 2021, the Staff of the SEC released a statement (the “SEC Statement”) informing market participants that warrants issued by special purpose acquisition companies (“SPACs”) may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. The Company has previously classified its private placement warrants and public warrants (collectively, the “Warrant Securities”) as equity and classified certain forward purchase agreements (“FPAs”) as equity based upon the Company’s conclusion that the financial instruments to be issued in accordance with the agreements were equity classified. The Company has re-evaluated its accounting for the Warrant Securities and FPAs and in consultation with its advisors concluded that the Warrant Securities and the FPAs should be liability-classified and measured at fair value, with changes in fair value each period reported in earnings (the “Warrant Accounting”). As part of the re-evaluation referred to above and in consultation with its advisors, the Company also re-evaluated its accounting for its Class A ordinary shares, $0.0001 par value (the “Class A Shares”), and concluded that the Company’s issued and outstanding Class A Shares should be classified within temporary equity pursuant to Accounting Standards Codification (“ASC”) 480-10 rather than partially as temporary equity and partially as permanent equity (the “Temporary Equity Accounting”). In addition, the Company evaluated certain other disclosures as part of the re-evaluation referred to above (together with the Warrant Accounting and the Temporary Equity Accounting, the “Accounting Matters”).

On May 3, 2021, the Board of Directors of the Company (the “Board”), in consultation with management of the Company and upon the recommendation of the Audit Committee of the Board, determined as a result of the Accounting Matters that the Company’s previously issued audited consolidated financial statements as of October 9, 2020, and as of and for the year ended December 31, 2020, should no longer be relied upon and, with respect to such consolidated financial statements as of and for the year ended December 31, 2020 (the “Restatement Date/Period”), should be restated.

With respect to the Warrant Accounting, the Company noted that the SEC Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” Following consideration of the guidance in the SEC Statement, while the terms and quantum of the Warrant Securities and FPAs as described in the Prospectus have not changed, the Company concluded the Warrant Securities and FPAs do not meet the conditions to be classified in equity and instead, the Warrant Securities and the FPAs meet the requirement under ASC 815, under which the Company should record the Warrant Securities and the FPAs as liabilities on the Company’s consolidated balance sheet.

With respect to the Temporary Equity Accounting, the Company noted that because it is certain that its Class A Shares will be redeemed or become redeemable and no exceptions in ASC 480-10-S99-3A apply, the Class A Shares (1) must be classified within temporary equity in the Company’s consolidated financial statements and (2) are subject to the subsequent measurement guidance in ASC 480-10-S99-3A.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment restated consolidated financial statements as of December 31, 2020 and for the year ended December 31, 2020 that were previously reported on the Original 10-K, to restate the following non-cash items:

•	understatement of liabilities by approximately $328 million as of December 31, 2020;
•	understatement of temporary equity by approximately $20 million as of December 31, 2020;
•	overstatement of additional paid-in capital by approximately $9 million as of December 31, 2020;
•	understatement of accumulated deficit by approximately $339 million as of December 31, 2020;
•	understatement of net loss attributable to ordinary shares of approximately $309 million for the year ended December 31, 2020; and
•

reclassification of earnings per share to a dual class presentation resulting in a net loss of $(31.11) per weighted average Class A ordinary share and $(3.60) per weighted average Class F ordinary share for the year ended December 31, 2020.

The restatement of the consolidated financial statements did not have a material impact on the Company’s liquidity, or cash position.

See Note 3 to the Notes to the Consolidated Financial Statements (As Restated) included in Part II, Item 8 of this Amendment for additional information about the above restatements and their impact on the Company’s consolidated financial statements.

Internal Control Considerations

In connection with the restatements included in this Amendment, the Company’s management identified a material weakness in its internal control over financial reporting related to the accounting for certain financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 6. Selected Financial Data; (iii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iv) Part II, Item 8. Financial Statements and Supplementary Data; and (v) Part II, Item 9A. Controls and Procedures. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K/A, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and Business Combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and shareholders’ value are beyond the Company’s ability to control or predict.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K/A. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

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

Other than as specifically discussed herein, this Annual Report on Form 10-K/A does not give effect to the Proposed Business Combination or the transactions contemplated thereby.

On March 15, 2021, the Company, Dutch Holdco, New SPAC, Engie Seller and EVBox Group entered into the First Amendment to Business Combination Agreement (the “First Amendment”), pursuant to which, among other things and subject to the terms and conditions contained therein, the parties (i) thereto clarified certain logistical matters relating to the exchange of certain securities of the Company for corresponding securities of New SPAC and the subsequent exchange thereof for corresponding securities of Dutch Holdco and (ii) amended the termination provisions to provide the Company an option, in its sole discretion, to extend the outside date from the date that is 180 days after the Signing Date to the date that is 270 days after the Signing Date, or June 8, 2021 (such date, as may be extended, the “Outside Date”) provided the company informs Engie Seller of its intention to do so by May 28, 2021.

Recent Developments

There is currently significant uncertainty regarding whether the Proposed Business Combination will ultimately be completed on the terms currently contemplated or at all. Please see “Item 1A. Risk Factors—We no longer expect to be in a position to close the Proposed Business Combination by June 2021 as previously disclosed, and significant uncertainty exists regarding whether the Proposed Business Combination will ultimately be completed on the terms currently contemplated or at all” for more information.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our Business Combination, which, as discussed in this Annual Report on Form 10-K/A, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

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

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

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

Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. Redemptions of our Public Shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our Business Combination. For example, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

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

Our Sponsor, executive officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our Public Shares if we do not complete our Business Combination within 24 months from the Close Date, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Public Shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person.

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

We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Business Combination unless we consummate the Proposed Business Combination, pursuant to which all of our Public Shares, Units and Warrants would be delisted from the NYSE and would cease to be publicly traded and Dutch Holdco would list its Dutch Holdco Common Shares and warrants for trading on the NYSE under the symbols “EVB” and “EVB WS,” respectively. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K/A contains consolidated financial statements audited and reported on by our independent registered public accountants.

We will file audited financial statements of EVBox Group as part of the proxy statement/prospectus, which we will send to our shareholders to assist them in assessing the Proposed Business Combination. In the event that the Proposed Business Combination is not consummated, we will provide shareholders with audited financial statements of any other prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or International Financing Reporting Standards (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the United States Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

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

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be found below in “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K/A. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

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

•	actual and potential conflicts of interest relating to TPG;
•	the proceeds of the forward purchase securities and additional forward purchase securities being available to us;
•	our potential ability to obtain additional financing to complete our Business Combination;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential acquisition opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
•	the Trust Account not being subject to claims of third parties;
•	our financial performance; or
•	the other risks and uncertainties discussed below in “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

Risk Factors

You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K/A, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Risk factors related to EVBox Group and Dutch Holdco and the Proposed Business Combination will be described in the proxy statement/prospectus that the Company will file with the SEC relating to the Proposed Business Combination.

We no longer expect to be in a position to close the Proposed Business Combination by June 2021 as previously disclosed, and significant uncertainty exists regarding whether the Proposed Business Combination will ultimately be completed on the terms currently contemplated or at all.

We were recently informed that the completion of the audited financial statements of EVBox Group as of and for the year ended December 31, 2020 (the “2020 EVBox Group Financials”), which would be required to be filed in the Registration Statement on Form F-4 relating to the Proposed Business Combination (the “Registration Statement”) prior to its effectiveness, will take significantly longer than previously anticipated. Engie Seller has recently confirmed to us that further review of certain accounting matters is necessary. As of the date of this Annual Report on Form 10-K/A there is no certainty regarding the timing or nature of a resolution of such matters or timing for finalizing the 2020 EVBox Group Financials. As a result of the delay in the 2020 EVBox Group Financials, we currently expect that certain material conditions to closing, including among others, the effectiveness of the Registration Statement and the approval of the Proposed Business Combination by our shareholders, will not be met as of the Outside Date.

Pursuant to the terms of the Business Combination Agreement, beginning on the Outside Date, the Business Combination Agreement may be terminated by either us or Engie Seller. However, we have the unilateral right until May 28, 2021 to extend the Outside Date to September 6, 2021. We expect to have further discussions with Engie Seller regarding these matters to better evaluate the various alternatives, but have not determined whether we intend to exercise any such rights and there is no certainty that we will exercise such rights or that we will otherwise successfully renegotiate any economic or other terms of the Business Combination Agreement with Engie Seller. As a result, as of the date of this Annual Report on Form 10-K/A, we have significant doubts regarding the likelihood that the Proposed Business Combination will be completed on the terms currently contemplated or at all. If we do not complete our Proposed Business Combination, we may be unable to complete a Business Combination with any target business. If we are unable to complete any Business Combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our redeemable warrants will expire worthless.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business

Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

Our failure to maintain an adequate system of internal control over financial reporting and/or disclosure controls and procedures could adversely affect our ability to accurately report our results.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide a reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and deter and detect any material fraud, and to maintain effective disclosure controls and procedures. If we cannot provide reliable financial reports or prevent material fraud, our reputation and operating results would be harmed. We had a material weakness in our internal control over financial reporting as of December 31, 2020, and as a result our disclosure controls and procedures were not effective as of December 31, 2020, as further described under Part II of this Annual Report on Form 10-K/A. Our efforts to develop and maintain our internal control and to remediate material weaknesses in our controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls, or difficulties encountered in their implementation or other effective improvement of our internal controls could harm our operating results. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

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

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the next 24 months, assuming that our Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the Public Offering and potential loans from certain of our affiliates are discussed in the section of this Annual Report on Form 10-K/A titled ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’ However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

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

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K/A regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001. As a result, we may be able to complete our Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Neither our Initial Shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K/A. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our Company, our Initial Shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our Initial Shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. In addition, our board of directors, whose members were elected by our Initial Shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years (except for those directors appointed prior to our first annual general meeting) with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Initial Shareholders, because of their ownership position, will control the outcome, as only holders of our Class F ordinary shares will have the right to vote on the election of directors and to remove directors prior to our Business Combination. Accordingly, our Initial Shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our Business Combination.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame.

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

Item 6. Selected Financial Data.

The following table summarizes selected historical financial data and should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.

Consolidated Statement of Operations Data
For the Year
Ended
December 31, 2020
(As Restated)
Net loss attributable to ordinary shares	$(312,407,604)
Per share data:
Basic and diluted net loss per ordinary share
Class A ordinary shares - basic and diluted	$(31.11)
Class F ordinary shares - basic and diluted	$(3.60)
Weighted average ordinary shares outstanding
Class A ordinary shares - basic and diluted	8,032,787
Class F ordinary shares - basic and diluted	17,378,586

Consolidated Balance Sheet Data
December 31, 2020 (As Restated)
Total assets	$350,956,686
Total liabilities	$343,486,916
Working capital	$7,469,770
Class A ordinary shares subject to possible redemption	350,004,618
Shareholders' deficit	$(342,534,848)

At December 31, 2020 total assets included $350,004,618 held in the Trust Account which is available to us for the purposes of consummating a Business Combination within the time period described in this Annual Report on Form 10-K/A, of which $12,250,000 is payable for deferred underwriting fees upon consummation of a Business Combination. If a Business Combination is not consummated within 24 months from the Close Date, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to holders of our Public Shares.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

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

At December 31, 2020, we held cash of $669,767 and current liabilities of $331,236,916. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

The consolidated financial statements presented in this Annual Report on Form 10-K/A have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

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

Other than as specifically discussed herein, this Annual Report on Form 10-K/A does not give effect to the Proposed Business Combination or the transactions contemplated thereby.

On March 15, 2021, the Company, Dutch Holdco, New SPAC, Engie Seller and EVBox Group entered into the First Amendment to Business Combination Agreement (the “First Amendment”), pursuant to which, among other things and subject to the terms and conditions contained therein, the parties (i) thereto clarified certain logistical matters relating to the exchange of certain securities of the Company for corresponding securities of New SPAC and the subsequent exchange thereof for corresponding securities of Dutch Holdco and (ii) amended the termination provisions to provide the Company an option, in its sole discretion, to extend the outside date from the date that is 180 days after the Signing Date, or June 8, 2021 (such date, as may be extended, the “Outside Date”) to the date that is 270 days after the Signing Date, provided the company informs Engie Seller of its intention to do so by May 28, 2021.

Recent Developments

There is currently significant uncertainty regarding whether the Proposed Business Combination will ultimately be completed on the terms currently contemplated or at all.  We were recently informed that the completion of the audited financial statements of EVBox Group as of and for the year ended December 31, 2020 (the “2020 EVBox Group Financials”), which would be required to be filed in the Registration Statement on Form F-4 relating to the Proposed Business Combination (the “Registration Statement”) prior to its effectiveness, will take significantly longer than previously anticipated. Engie Seller has recently confirmed to us that further review of certain accounting matters is necessary. As of the date of this Annual Report on Form 10-K/A there is no certainty regarding the timing or nature of a resolution of such matters or timing for finalizing the 2020 EVBox Group Financials. As a result of the delay in the 2020 EVBox Group Financials, we currently expect that certain material conditions to closing, including among others, the effectiveness of the Registration Statement and the approval of the Proposed Business Combination by our stockholders, will not be met as of the Outside Date.

Pursuant to the terms of the Business Combination Agreement, beginning on the Outside Date, the Business Combination Agreement may be terminated by either us or Engie Seller. However, we have the unilateral right until May 28, 2021 to extend the Outside Date to September 6, 2021. We expect to have further discussions with Engie Seller regarding these matters to better evaluate the various alternatives, but have not determined whether we intend to exercise any such rights and there is no certainty that we will exercise such rights or that we will otherwise successfully renegotiate any economic or other terms of the Business Combination Agreement with Engie Seller. As a result, as of the date of this Annual Report on Form 10-K/A, we have significant doubts regarding the likelihood that the Proposed Business Combination will be completed on the terms currently contemplated or at all.

Please see “Item 1A. Risk Factors—We no longer expect to be in a position to close the Proposed Business Combination by June 2021 as previously disclosed, and significant uncertainty exists regarding whether the Proposed Business Combination will ultimately be completed on the terms currently contemplated or at all” for more information.

Results of Operations

For the year ended December 31, 2020 and the period from Inception to December 31, 2019, we incurred net losses of $312,407,604 and $8,494, respectively. Our income consists solely of interest earned on investments held in the Trust Account. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

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

At December 31, 2020, we had current liabilities of $331,236,916, including derivative liabilities of $327,710,621 related to the fair value of certain of our warrants and forward purchase agreements exercisable for our Class A ordinary shares, and accrued professional fees and other expenses of $3,526,295 primarily due to costs associated with our identification and evaluation of potential Business Combinations. The identification and evaluation of potential Business Combinations is continuing after December 31, 2020, and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds

We may also need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Offering Costs

We comply with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company incurred offering costs of $949,267 allocated to the issuance and sale of Class A ordinary shares in connection with the Public Offering. These costs, together with the portions of the underwriter discount and Deferred Discount allocated to the issuance and sale of Class A ordinary shares, totaling $19,610,939, were charged to temporary equity upon completion of the Public Offering. Offering costs of $588,328, attributed to the issuance and sale of the Public Warrants were expensed at the Close Date.

Derivative Liabilities

We evaluated the warrants included in our Units and Private Placement Warrants (collectively, “Warrant Securities”), and our Forward Purchase Agreements and Additional Forward Purchase Agreements (collectively, “FPAs”) in accordance with ASC 815-40,

“Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that the Warrant Securities and FPAs could not be accounted for as components of equity. As the Warrant Securities and FPAs meet the definition of a derivative in accordance with ASC 815, the Warrant Securities and FPAs are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Redeemable Ordinary Shares

All of the 35,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of our equity instruments, are excluded from the provisions of ASC 480. We had previously classified 1,981,961 shares in permanent equity given our charter provides that currently, we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. We restated our consolidated financial statements to classify all Class A ordinary shares as redeemable as the threshold in our charter does not change the nature of the underlying shares as redeemable.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

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

We have two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. Earnings and losses are shared pro rata between the two classes of ordinary shares.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	63

Consolidated Balance Sheets as of December 31, 2020 (As Restated) and December 31, 2019	64

Consolidated Statements of Operations for the year ended December 31, 2020 (As Restated) and the period from July 11, 2019 (Inception) to December 31, 2019	65

Consolidated Statements of Shareholders’ (Deficit) Equity for the year ended December 31, 2020 (As Restated) and the period from July 11, 2019 (Inception) to December 31, 2019	66

Consolidated Statements of Cash Flows for the year ended December 31, 2020 (As Restated) and the period from July 11, 2019 to December 31, 2019	67

Notes to Consolidated Financial Statements	68

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
TPG Pace Beneficial Finance Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TPG Pace Beneficial Finance Corp. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2020 and for the period from July 11, 2019 (inception) to December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from July 11, 2019 (inception) to December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Correction of Misstatements

As discussed in Note 3 to the consolidated financial statements, the 2020 consolidated financial statements have been restated to correct certain misstatements.

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

Fort Worth, Texas
March 24, 2021, except for Note 10 and the effects of the restatement disclosed in Note 3, as to which the date is May 17, 2021

TPG Pace Beneficial Finance Corp.

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
	(As Restated)
Assets
Current assets:
Cash	$669,767	$25,093
Prepaid expenses	282,301	—
Total current assets	952,068	25,093
Investments held in Trust Account	350,004,618	—
Total assets	$350,956,686	$25,093
Liabilities and shareholders' (deficit) equity
Current liabilities:
Accrued professional fees and other expenses	$3,526,295	$8,587
Derivative liabilities	327,710,621	—
Total current liabilities	331,236,916	8,587
Deferred underwriting compensation	12,250,000	—
Total liabilities	343,486,916	8,587
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 35,000,000 and 0 shares at December 31, 2020 and 2019, respectively, at a redemption value of $10.00 per share	350,004,618	—
Shareholders' (deficit) equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 35,000,000 shares subject to possible redemption) at December 31, 2020, and 0 shares issued and outstanding at December 31, 2019	—	—
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 8,750,000 and 20,000,000 shares issued and outstanding at December 31, 2020 and 2019, respectively.	875	2,000
Additional paid-in capital	—	23,000
Accumulated deficit	(342,535,723)	(8,494)
Total shareholders' (deficit) equity	(342,534,848)	16,506
Total liabilities and shareholders' (deficit) equity	$350,956,686	$25,093

The accompanying notes are an integral part of these consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Consolidated Statements of Operations

		For the Period
	For the Year	from July 11, 2019
	Ended	(Inception) to
	December 31, 2020	December 31, 2019
	(As Restated)
Revenue	$—	$—
Professional fees and other expenses	4,229,794	8,587
Change in fair value of derivatives	308,182,428	—
Loss from operations	(312,412,222)	(8,587)
Interest income	4,618	93
Net loss attributable to ordinary shares	$(312,407,604)	$(8,494)
Net loss per ordinary share:
Class A ordinary shares - basic and diluted	$(31.11)	$—
Class F ordinary shares - basic and diluted	$(3.60)	$(0.00)
Weighted average ordinary shares outstanding:
Class A ordinary shares - basic and diluted	8,032,787	—
Class F ordinary shares - basic and diluted	17,378,586	16,321,831

The accompanying notes are an integral part of these consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at July 11, 2019 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on August 12, 2019 at $0.001 per share	—	—	—	—	20,000,000	2,000	23,000	—	25,000
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(8,494)	(8,494)
Balance at December 31, 2019	—	$—	—	$—	20,000,000	$2,000	$23,000	$(8,494)	$16,506
Class F ordinary shares forfeited by Sponsor on October 2, 2020 (As Restated)	—	—	—	—	(9,937,500)	(994)	—	—	(994)
Class F ordinary shares forfeited by Sponsor on November 20, 2020 (As Restated)	—	—	—	—	(1,312,500)	(131)	—	—	(131)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of December 31, 2020 (As Restated)	—	—	—	—	—	—	(23,000)	(30,119,625)	(30,142,625)
Net loss attributable to ordinary shares (As Restated)	—	—	—	—	—	—	—	(312,407,604)	(312,407,604)
Balance at December 31, 2020 (As Restated)	—	$—	—	$—	8,750,000	$875	$—	$(342,535,723)	$(342,534,848)

The accompanying notes are an integral part of these consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Consolidated Statements of Cash Flows

		For the Period
	For the Year	from July 11, 2019
	Ended	(Inception) to
	December 31, 2020	December 31, 2019
	(As Restated)
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(312,407,604)	$(8,494)
Changes in operating assets and liabilities:
Prepaid expenses	(282,301)	—
Accrued professional fees and other expenses	4,021,038	8,587
Change in fair value of derivatives	308,182,428	—
Interest on investments held in Trust Account	(4,618)	—
Net cash (used in) provided by operating activities	(491,057)	93
Cash flows from investing activities:
Proceeds deposited into Trust Account	(350,000,000)	—
Net cash used in investing activities	(350,000,000)	—
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units in initial public offering	350,000,000	—
Proceeds from sale of Private Placement Warrants to Sponsor	9,000,000	—
Proceeds of notes payable to Sponsor	300,000	—
Payment of underwriters discounts	(7,000,000)	—
Payment of accrued offering costs	(864,269)	—
Repayment of notes payable to Sponsor	(300,000)	—
Net cash provided by financing activities	351,135,731	25,000
Net change in cash	644,674	25,093
Cash at beginning of period	25,093	—
Cash at end of period	$669,767	$25,093
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$12,250,000	$—
Accrued offering costs	$84,998	$—

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

Other than as specifically discussed herein, this Annual Report on Form 10-K/A does not give effect to the Proposed Business Combination or the transactions contemplated thereby.

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

Financing

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 6, 2020. The Public Offering closed on October 9, 2020 (the “Close Date”). The Sponsor purchased an aggregate of 6,000,000 warrants at a purchase price of $1.50 per warrant, or $9,000,000 in the aggregate, in a private placement on the Close Date (the “Private Placement”). The warrants are included in derivative liabilities at the consolidated balance sheet.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet owing to their short-term nature.

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

The Company’s Permitted Investments are classified as Level I.

Derivative Liabilities

The Company evaluated the Warrants (as defined below in Note 4) and Private Placement Warrants (as defined below in Note 5) (collectively, “Warrant Securities”), and the Forward Purchase Agreements and Additional Forward Purchase Agreements (as defined below in Note 5, and collectively, “FPAs”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that the Warrant Securities and FPAs could not be accounted for as components of equity. As the Warrant Securities and FPAs meet the definition of a derivative in accordance with ASC 815, the Warrant Securities and FPAs are recorded as derivative liabilities on the consolidated balance sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change. See Note 3.

Key ranges of inputs for the valuation models used to calculate the fair value of the Warrant Securities and FPAs were as follows,

	Inception (October 2020)	December 31, 2020
Implied volatility	23%	30% - 45%
Risk-free interest rate	0.12% - 0.40%	0.09% - 0.43%
Instrument exercise price for one Class A ordinary share	$ 11.50	$ 11.50
Expected term	5.5 years	5.5 years

Redeemable Ordinary Shares

All of the 35,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company had previously classified 1,981,961 shares in permanent equity given its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A ordinary as redeemable as the threshold in its charter does not change the nature of the underlying shares as redeemable. See Note 3.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company incurred offering costs of $949,267 allocated to the issuance and sale of Class A ordinary shares in connection with the Public Offering. These costs, together with the portions of the underwriter discount and Deferred Discount (as defined below) allocated to the issuance and sale of Class A ordinary shares included in the Units, totaling $19,610,939, were charged to temporary equity upon completion of the Public Offering. Offering costs of $588,328 attributed to the issuance and sale of the warrants included in the Units were expensed at the Close Date.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using a market approach. Forfeitures are recognized as incurred.

Compensation expense related to the Founders Shares (as defined below in Note 6) is recognized only when the performance condition is probable of occurrence. As of December 31, 2020, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

As of December 31, 2020, the Company has two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. As of December 31, 2019, the Company only had Class F ordinary shares. For the year ended December 31, 2020, earnings and losses are shared pro rata between the two classes of ordinary shares as follows,

	For the Year Ended December 31, 2020 (As Restated)
	Class A	Class F
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(249,926,083)	$(62,481,521)
Denominator:
Weighted average ordinary shares outstanding:	8,032,787	17,378,586
Basic and diluted net loss per ordinary share	$(31.11)	$(3.60)

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

3. Restatement of Previously Issued Consolidated Financial Statements

The Company previously accounted for its Warrant Securities and FPAs as components of equity rather than as derivative liabilities.  In light of the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) issued by the staff of the SEC issued on dated April 12, 2021 (the “SEC Staff Statement”), the Company’s management further evaluated the Warrant Securities under Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary shares.

Based on management’s evaluation, the Audit Committee, in consultation with management, concluded that the Company’s Warrant Securities and forward purchase agreements are not indexed to the Company’s Class A ordinary shares in the manner contemplated by ASC Section 815-40.  As a result, the Company is reclassifying the Warrant Securities and forward purchase agreements as derivative liabilities measured at their estimated fair values at the end of each reporting period and recognizing changes in the estimated fair value of the derivative instruments in the Company’s operating results.

In the process of evaluating its consolidated financial statements the Company also restated its December 31, 2020 consolidated financial statements to classify all Class A ordinary shares in temporary equity. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified 1,981,961 shares in permanent equity at December 31, 2020. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its December 31, 2020 consolidated financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

The Company also determined its Class A ordinary shares and Class F ordinary shares represented two distinct classes of ordinary shares and restated its reported earnings per share for the year ended December 31, 2020 to reflect the presentation of earnings per share for each class of its ordinary shares.

The Company’s accounting for the Warrant Securities and FPAs as derivative liabilities instead of components of equity, the reclassification of amounts from permanent equity to temporary equity and separate earnings per share reporting for each class of its ordinary shares result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position or total operating, investing or financing cash flows.

The following table summarizes the effect of the restatement on each financial statement line items as of December 31, 2020, or for the year ended December 31, 2020, as indicated:

	December 31, 2020
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet:
Derivative liabilities	$—	$327,710,621	$327,710,621
Total current liabilities	3,526,295	327,710,621	331,236,916
Total liabilities	15,776,295	327,710,621	343,486,916
Redeemable Equity	330,180,390	19,824,228	350,004,618
Class A ordinary shares	198	(198)	—
Additional paid-in capital	8,644,270	(8,644,270)	—
Accumulated deficit	(3,645,342)	(338,890,381)	(342,535,723)
Total shareholders' (deficit) equity	5,000,001	(347,534,849)	(342,534,848)

	For the Year Ended December 31, 2020
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Operations:
Professional fees, offering costs and other expenses	$3,641,466	$588,328	$4,229,794
Change in fair value of derivatives	—	308,182,428	308,182,428
Loss from operations	(3,641,466)	(308,770,756)	(312,412,222)
Net loss attributable to ordinary shares	(3,636,848)	(308,770,756)	(312,407,604)
Basic and diluted net loss per Class A ordinary share	—	(31.11)	(31.11)
Basic and diluted net loss per Class F ordinary share	—	(3.60)	(3.60)

Consolidated Statement of Cash Flows:
Net loss attributable to ordinary shares	$(3,636,848)	$(308,770,756)	$(312,407,604)
Change in accrued professional fees and other expenses	3,432,710	588,328	4,021,038
Change in fair value of derivatives	—	308,182,428	308,182,428

4. Public Offering

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

5. Related Party Transactions

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

6. Investments Held in Trust Account

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

7. Deferred Underwriting Compensation

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

8. Shareholders’ (Deficit) Equity

Class A Ordinary Shares

The Company is currently authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At December 31, 2020 and December 31, 2019, there were 35,000,000 and 0 Class A ordinary shares issued and outstanding, respectively. Of the 35,000,000 Class A ordinary shares outstanding at December 31, 2020, 35,000,000 shares were subject to possible redemption and are classified outside of shareholders’ deficit at the balance sheet.

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

9. Fair Value Measurements

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$51,380,000	$—	$—	$51,380,000
Private Placement Warrants	—	—	89,862,127	89,862,127
Forward Purchase Agreements (FPAs)	—	—	186,468,494	186,468,494
Total	$51,380,000	$—	$276,330,621	$327,710,621

The following table presents the changes in the fair value of the Company’s derivative liabilities that are measured at fair value for the year ended December 31, 2020.

	Warrants	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value when issued (October 2020)	$10,500,000	$9,000,000	$28,193	$19,528,193
Change in fair value	40,880,000	80,862,127	186,440,301	308,182,428
Fair value at December 31, 2020	$51,380,000	$89,862,127	$186,468,494	$327,710,621

The valuation methodologies used in the determination of the fair value of financial instruments for which Level 3 inputs were used at December 31, 2020 included a market approach.

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level 3 inputs to determine fair value.

	Warrants	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value when issued (October 2020)	$10,500,000	$9,000,000	$28,193	$19,528,193
Change in fair value	—	80,862,127	186,440,301	267,302,428
Transfers	(10,500,000)	—	—	(10,500,000)
Total	$—	$89,862,127	$186,468,494	$276,330,621

Transfers between Level 3 and Level 1 and Level 3 and Level 2 during the year ended December 31, 2020 occurred due to a change in observable inputs for the related derivatives. There were no transfers between Level 2 and Level 1 during the year ended December 31, 2020.

Total realized and unrealized gains and losses recorded for Level 3 investments are reported in change in fair value of derivatives on the consolidated statement of operations.

10. Subsequent Events

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

On March 15, 2021, the Company, Dutch Holdco, New SPAC, Engie Seller and EVBox Group entered into the First Amendment to Business Combination Agreement (the “First Amendment”), pursuant to which, among other things and subject to the terms and conditions contained therein, the parties (i) thereto clarified certain logistical matters relating to the exchange of certain securities of the Company for corresponding securities of New SPAC and the subsequent exchange thereof for corresponding securities of Dutch Holdco and (ii) amended the termination provisions to provide the Company an option, in its sole discretion, to extend the outside date from the date that is 180 days after the Signing Date to the date that is 270 days after the Signing Date, or June 8, 2021 (such date, as may be extended, the “Outside Date”), provided the company informs Engie Seller of its intention to do so by May 28, 2021.

On March 29, 2021, the Sponsor issued a promissory note to the Company for borrowings of up to $7,000,000. The promissory note does not bear interest, and any borrowings made are due on the earlier of March 29, 2022 or the consummation of a Business Combination, except in the event of a default, as defined in the promissory note agreement, at which point any outstanding borrowings become due immediately. On March 29, 2021, the Company borrowed $2,000,000 under the promissory note.

On May 12, 2021, the Sponsor signed a commitment letter in which it committed to lending funds, if needed, to the Company to timely satisfy any of the Company’s financial obligations or debt service requirements through August 31, 2022, and further to defer any required repayment of existing loans, or any loans made through August 31, 2022, until after August 31, 2022.

As stated in a Current Report on Form 8-K filed by the Company on May 17, 2021, there is currently significant uncertainty regarding whether the Proposed Business Combination will ultimately be completed on the terms currently contemplated or at all. The Company was recently informed that the completion of the audited financial statements of EVBox Group as of and for the year ended December 31, 2020 (the “2020 EVBox Group Financials”), which would be required to be filed in the Registration Statement on Form F-4 relating to the Proposed Business Combination (the “Registration Statement”) prior to its effectiveness, will take significantly longer than previously anticipated. Engie Seller has recently confirmed to us that further review of certain accounting matters is necessary. As of the date of this Annual Report on Form 10-K/A there is no certainty regarding the timing or nature of a resolution of such matters or timing for finalizing the 2020 EVBox Group Financials. As a result of the delay in the 2020 EVBox Group Financials, the Company currently expects that certain material conditions to closing, including among others, the effectiveness of the Registration Statement and the approval of the Proposed Business Combination by the Company’s shareholders, will not be met as of the Outside Date.

Pursuant to the terms of the Business Combination Agreement, beginning on the Outside Date, the Business Combination Agreement may be terminated by either the Company or Engie Seller. However, the Company has the unilateral right until May 28, 2021 to extend the Outside Date to September 6, 2021. The Company expects to have further discussions with Engie Seller regarding these matters to better evaluate the various alternatives, but has not determined whether it intends to exercise any such rights and there is no certainty that it will exercise such rights or that it will otherwise successfully renegotiate any economic or other terms of the

Business Combination Agreement with Engie Seller. As a result, as of the date of this Annual Report on Form 10-K/A, the Company has significant doubts regarding the likelihood that the Proposed Business Combination will be completed on the terms currently contemplated or at all.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our President and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On March 24, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Report”). Based upon their evaluation at that earlier time, our President and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, in connection with the preparation of this Form 10-K/A, our management re-evaluated, with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020.  Based upon that evaluation, and in light of the SEC Staff Statement, our President and Chief Financial Officer concluded that, due to the industry-wide issues and related insufficient risk assessment of the underlying accounting for certain instruments resulting in the Company’s restatement of its consolidated financial statements as described in the Explanatory Note to this Form 10-K/A, our disclosure controls and procedures were not effective as of December 31, 2020.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC’s recent statement regarding SPAC accounting matters and management’s subsequent broader re-evaluation of its previously issued financial statements, the Company determined that there were errors in its accounting for its warrants, Class A ordinary shares and stock-based compensation as of and for the year ended December 31, 2020. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020.

The Company performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its audited financial statements in this Form 10-K/A as of and for the year ended December 31, 2020, are fairly presented, in all material respects, in accordance with U.S. GAAP.

Remediation Plan

The Company is remediating this material weakness by, among other things, devoting significant effort and resources to the remediation and improvement of its internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. While the Company has processes to identify and appropriately apply applicable accounting requirements, the Company plans to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its securities and financial statements. The Company’s plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The actions taken by the Company are subject to ongoing senior management review and Audit Committee oversight. The foregoing actions will begin immediately, and management expects that efforts to remediate the material weakness will be completed by the end of the second quarter of 2021. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address the material weakness or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of the Company’s internal controls.

Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include a management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, respectively. However, in light of management’s conclusion, following a review of the Warrant Securities in connection with the SEC Staff Statement, to reclassify the Company’s warrants, and changes in accounting for our temporary equity and forward purchase agreements, our internal control over financial reporting did not result in sufficient risk assessment of the underlying accounting for certain financial instruments which we determined to be a material weakness.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

		For the Period
	For the Year	from July 11, 2019
	Ended	(Inception) to
	December 31, 2020	December 31, 2019
Audit Fees (1)	$290,000	$20,000
Audit-Related Fees (2)	185,914	—
Tax Fees (3)	—	—
All Other Fees (4)	130,000	—
Total	$605,914	$20,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

Exhibit Number	Description

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

TPG PACE BENEFICIAL FINANCE CORP.

Date: May 17, 2021	By:	/s/ Karl Peterson
Karl Peterson
Non-Executive Chairman and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Karl Peterson and Martin Davidson and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Karl Peterson	Non-Executive Chairman and Director	May 17, 2021
Karl Peterson

/s/ Michael MacDougall	President	May 17, 2021
Michael MacDougall	(Principal Executive Officer)

/s/ Martin Davidson	Chief Financial Officer	May 17, 2021
Martin Davidson	(Principal Financial and Accounting Officer)

/s/ David Bonderman	Director	May 17, 2021
David Bonderman

/s/ Maryanne Hancock	Director	May 17, 2021
Maryanne Hancock

/s/ Chad Leat	Director	May 17, 2021
Chad Leat

/s/ Nancy Mahon	Director	May 17, 2021
Nancy Mahon

/s/ Kathleen Philips	Director	May 17, 2021
Kathleen Philips

/s/ Kneeland Youngblood	Director	May 17, 2021
Kneeland Youngblood