Form 10-Q
period 2021-03-31
TPG Pace Beneficial Finance Corp.
filed 2021-05-17
CIK 1819399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Balance Sheets

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$2,096,384	$669,767
Prepaid expenses	242,849	282,301
Total current assets	2,339,233	952,068
Investments held in Trust Account	350,009,878	350,004,618
Total assets	$352,349,111	$350,956,686
Liabilities and shareholders' (deficit) equity
Current liabilities:
Accrued professional fees and other expenses	$6,454,582	$3,526,295
Note payable to Sponsor	2,000,000	—
Derivative liabilities	221,296,975	327,710,621
Total current liabilities	229,751,557	331,236,916
Deferred underwriting compensation	12,250,000	12,250,000
Total liabilities	242,001,557	343,486,916
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 35,000,000 and 0 shares at March 31, 2021 and December 31, 2020, respectively, at a redemption value of $10.00 per share	350,009,878	350,004,618
Shareholders' deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 35,000,000 shares subject to possible redemption)	—	—
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 8,750,000 shares issued and outstanding	875	875
Additional paid-in capital	—	—
Accumulated deficit	(239,663,199)	(342,535,723)
Total shareholders' deficit	(239,662,324)	(342,534,848)
Total liabilities and shareholders' deficit	$352,349,111	$350,956,686

The accompanying notes are an integral part of these condensed and consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2021	March 31, 2020
Revenue	$—	$—
Professional fees and other expenses	3,541,120	—
Change in fair value of derivatives	(106,413,646)
Income from operations	102,872,526	—
Interest income	5,260	—
Net income attributable to ordinary shares	$102,877,786	$—
Net income per ordinary share:
Class A ordinary shares - basic and diluted	$2.35	$—
Class F ordinary shares - basic and diluted	$2.35	$—
Weighted average ordinary shares outstanding:
Class A ordinary shares - basic and diluted	35,000,000	—
Class F ordinary shares - basic and diluted	8,750,000	20,000,000

The accompanying notes are an integral part of these condensed and consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at January 1, 2020	—	$—	—	$—	20,000,000	$2,000	$23,000	$(8,494)	$16,506
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—
Balance at March 31, 2020	—	$—	—	$—	20,000,000	$2,000	$23,000	$(8,494)	$16,506

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2021	—	$—	—	$—	8,750,000	$875	$—	$(342,535,723)	$(342,534,848)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of March 31, 2021	—	—	—	—	—	—	—	(5,262)	(5,262)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	102,877,786	102,877,786
Balance at March 31, 2021	—	$—	—	$—	8,750,000	$875	$—	$(239,663,199)	$(239,662,324)

The accompanying notes are an integral part of these condensed and consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Statements of Cash Flows

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income attributable to ordinary shares	$102,877,786	$—
Changes in operating assets and liabilities:
Prepaid expenses	39,452	—
Accrued professional fees and other expenses	2,928,285	—
Change in fair value of derivatives	(106,413,646)	—
Interest on investments held in Trust Account	(5,260)
Net cash used in operating activities	(573,383)	—
Cash flows from financing activities:
Proceeds of notes payable from Sponsor	2,000,000	—
Net cash provided by financing activities	2,000,000	—
Net change in cash	1,426,617	—
Cash at beginning of period	669,767	25,093
Cash at end of period	$2,096,384	$25,093

The accompanying notes are an integral part of these condensed and consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Notes to Condensed and Consolidated Financial Statements

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

Other than as specifically discussed herein, this Quarterly Report on Form 10-Q does not give effect to the Proposed Business Combination or the transactions contemplated thereby.

All activity for the period from July 11, 2019 (“Inception”) to March 31, 2021 relates to the Company’s formation and the initial public offering of units, each consisting of one of the Company’s Class A ordinary shares (“Public Shares”) and one-fifth of one warrant to purchase one Class A ordinary share (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes. As a result, such ordinary shares are recorded at their redemption amount and classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2021 and the results of operations and cash flows for the period presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation

Emerging Growth Company

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

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

The Company’s Permitted Investments are classified as Level 1.

Derivative Liabilities

The Company evaluated the Warrants (as defined below in Note 3) and Private Placement Warrants (as defined below in Note 5) (collectively, “Warrant Securities”), and the Forward Purchase Agreements and Additional Forward Purchase Agreements (as defined below in Note 5, and collectively, “FPAs”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that the Warrant Securities and FPAs could not be accounted for as components of equity. As the Warrant Securities and FPAs meet the definition of a derivative in accordance with ASC 815, the Warrant Securities and FPAs are recorded as derivative liabilities on the Consolidated Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Key ranges of inputs for the valuation models used to calculate the fair value of the Warrant Securities and FPAs were as follows,

	December 31, 2020	March 31, 2021
Implied volatility	30% - 45%	22% - 45%
Risk-free interest rate	0.09% - 0.43%	0.03% - 0.97%
Instrument exercise price for one Class A ordinary share	$ 11.50	$ 11.50
Expected term	5.2 years	5.2 years

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

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

Compensation expense related to the Founders Shares (as defined below in Note 6) is recognized only when the performance condition is probable of occurrence. As of March 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. At March 31, 2021, the Company had outstanding warrants and forward purchase contracts to purchase up to 25,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. At March 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company has two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. As of March 31, 2020, the Company only had Class F ordinary shares. For the three months ended March 31, 2021, earnings and losses are shared pro rata between the two classes of ordinary shares as follows,

	For the Three Months Ended March 31, 2021
	Class A	Class F
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$82,302,229	$20,575,557
Denominator:
Weighted average ordinary shares outstanding:	35,000,000	8,750,000
Basic and diluted net income per ordinary share	$2.35	$2.35

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

A wholly-owned subsidiary of the Company, formed during the year ended December 31, 2020, is subject to income tax in the Netherlands. As of December 31, 2020, the subsidiary had a deferred tax asset of $3,117 that was offset by a valuation allowance. There was no change in the subsidiary’s tax position as of March 31, 2021.

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

Private Placement Warrants

On the Close Date, the Sponsor purchased from the Company an aggregate of 6,000,000 private placement warrants at a price of $1.50 per warrant (approximately $9,000,000 in the aggregate), in a private placement that will occur simultaneously with the completion of the Proposed Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants will be added to the proceeds from the Proposed Offering to be held in the trust account. The Private Placement Warrants will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in the Proposed Offering. The Sponsor, or its permitted transferees, will have the option to exercise the Private Placement Warrants on a cashless basis. The Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Business Combination.

If the Company does not complete the Business Combination within 24 months from the closing of the Proposed Offering, the proceeds from the sale of the Private Placement Warrants held in the trust account will be used to fund the redemption of the Company’s public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Forward Purchase Agreements

Prior to the Close Date, an affiliate of the Company (the “TPG Forward Purchaser”) entered into a forward purchase agreement (the “Original Forward Purchase Agreement”). The TPG Forward Purchaser agreed to purchase an aggregate of 5,000,000 Class A ordinary shares at a price of $10.00 per Class A ordinary share (the “Forward Purchase Shares”), plus an aggregate of 1,000,000 warrants to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants” and, together with the Forward

Purchase Shares, the “Forward Purchase Securities”), for an aggregate purchase price of $50,000,000. The purchase of the 5,000,000 Forward Purchase Shares and 1,000,000 Forward Purchase Warrants will take place in one or more private placements, with the full amount to have been purchased no later than simultaneously with the closing of the Business Combination. The TPG Forward Purchaser’s obligation to purchase the Forward Purchase Securities may be transferred, in whole or in part, to the forward transferees, provided that upon such transfer the forward transferees assume the rights and obligations of the TPG Forward Purchaser. As an inducement to a transferee that is not an affiliate of the TPG Forward Purchaser to assume the TPG Forward Purchaser’s obligation to purchase the Forward Purchase Securities, we may agree to issue on a case-by-case basis to such transferee at the time of the forward purchase, in addition to the Forward Purchase Securities, an additional number of Class A ordinary shares equal to 10% of the Forward Purchase Shares purchased by such transferee, or up to an aggregate of 500,000 additional Class A ordinary shares, for no additional cash consideration, potentially lowering the effective purchase price per Class A ordinary share. In addition, the Sponsor shall forfeit a number of Founder Shares equal to such additional amount of Class A ordinary shares issued to such transferee, or up to an aggregate of 500,000 Founder Shares, at the time of the forward purchase.

The Company also entered into forward purchase agreements (the “Additional Forward Purchase Agreements”) with other third parties (the “Additional Forward Purchasers”) which provide that the Additional Forward Purchasers will purchase up to an aggregate of 5,500,000 Class A ordinary shares (the “Additional Forward Purchase Shares”), plus up to an aggregate of 1,000,000 warrants to purchase one Class A ordinary share at $11.50 per share (the “Additional Forward Purchase Warrants” and, together with the Additional Forward Purchase Shares, the “Additional Forward Purchase Securities”), for an aggregate purchase price of approximately $50,000,000. Any purchases of the up to 5,500,000 Additional Forward Purchase Shares and up to 1,000,000 Additional Forward Purchase Warrants will also take place in one or more private placements, but no later than simultaneously with the closing of the Business Combination. The sale of the Additional Forward Purchase Securities will be subject to the approval of the board of directors and the Sponsor. The proceeds of all purchases made pursuant to the Forward Purchase Agreements will be deposited into the Company’s operating account. In connection with the Additional Forward Purchase Agreements, the Sponsor shall forfeit 500,000 Founder Shares at the time of the forward purchase.

The terms of the Forward Purchase Securities and Additional Forward Purchase Securities, respectively, are generally identical to the terms of the Class A ordinary shares and the Redeemable Warrants included in the Units sold in the Public Offering, except that the Forward Purchase Shares and Additional Forward Purchase Shares will have no redemption rights and will have no right to liquidating distributions from the Trust Account. In addition, as long as the Additional Forward Purchase Securities and the Additional Forward Purchase Securities are held by the TPG Forward Purchaser and Additional Forward Purchasers, they will have certain registration rights. In connection with the sale of the Forward Purchase Shares and the Additional Forward Purchase Shares, except to the extent of any forfeitures of Founder Shares by the Sponsor in connection with the forward purchases, the Company expects that the Sponsor will receive an aggregate number of additional Class A ordinary shares so that the Initial Shareholders, in the aggregate, on an as-converted basis, will hold 20% of the Company’s Class A ordinary shares at the time of the closing of the Business Combination.

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

Related Party Note Payable

On September 15, 2020, the Company’s Sponsor loaned the Company $300,000 under an unsecured promissory note. The funds were used to pay up front expenses associated with the Public Offering. The note was repaid on the Close Date.

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

Policy Review Engagement

In December 2020, the board of directors authorized the Company to engage Y Analytics, an affiliate of the Company, to evaluate the Company’s environmental, social and governance (“ESG”) policies. The total cost of this engagement is $250,000, of which $200,000 was expensed in 2020 and is included in accrued professional fees and other expenses at the consolidated balance sheet as of March 31, 2021.

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

On October 14, 2020, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For the three months ended March 31, 2021, the Permitted Investments generated interest income of $5,260 all of which was reinvested in Permitted Investments.

At March 31, 2021, the balance of funds held in the Trust Account was $350,009,878.

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

Class F Ordinary Shares

The Company is currently authorized to issue 20,000,000 Class F ordinary shares. At March 31, 2021 and December 31, 2020, there were 8,750,000 Class F ordinary shares (Founder Shares) issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Fair Value Measurements

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$52,290,000	$—	$—	$52,290,000
Private Placement Warrants	—	—	55,982,797	55,982,797
Forward purchase agreements (FPAs)	—	—	113,024,178	113,024,178
Total	$52,290,000	$—	$169,006,975	$221,296,975

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$51,380,000	$—	$—	$51,380,000
Private Placement Warrants	—	—	89,862,127	89,862,127
Forward purchase agreements (FPAs)	—	—	186,468,494	186,468,494
Total	$51,380,000	$—	$276,330,621	$327,710,621

The following table presents the changes in the fair value of the Company’s derivative liabilities that are measured at fair value for the three months ended March 31, 2021. The Company did not hold any derivative liabilities measured at fair value as of or for the three months ended March 31, 2020.

	Warrants	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value at December 31, 2020	$51,380,000	$89,862,127	$186,468,494	$327,710,621
Change in fair value	910,000	(33,879,330)	(73,444,316)	(106,413,646)
Fair value at March 31, 2021	$52,290,000	$55,982,797	$113,024,178	$221,296,975

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at March 31, 2021 and December 31, 2020 was a market approach.

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level 3 inputs to determine fair value for the three months ended March 31, 2021. The Company did not hold any Level 3 financial instruments as of or for the three months ended March 31, 2020.

	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value at December 31, 2020	$89,862,127	$186,468,494	$276,330,621
Change in fair value	(33,879,330)	(73,444,316)	(107,323,646)
Fair value at March 31, 2021	$55,982,797	$113,024,178	$169,006,975

9. Subsequent Events

On May 12, 2021, the Sponsor signed a commitment letter in which it committed to lending funds, if needed, to the Company to timely satisfy any of the Company’s financial obligations or debt service requirements through August 31, 2022, and further to defer any required repayment of existing loans, or any loans made through August 31, 2022, until after August 31, 2022.

As stated in a Current Report on Form 8-K filed by the Company on May 17, 2021, there is currently significant uncertainty regarding whether the Proposed Business Combination will ultimately be completed on the terms currently contemplated or at all. The Company was recently informed that the completion of the audited financial statements of EVBox Group as of and for the year ended December 31, 2020 (the “2020 EVBox Group Financials”), which would be required to be filed in the Registration Statement on Form F-4 relating to the Proposed Business Combination (the “Registration Statement”) prior to its effectiveness, will take significantly longer than previously anticipated. ENGIE New Business S.A.S., a société par actions simplifiée organized and existing under the laws of France (“Engie Seller”), a party to the Proposed Business Combination, has recently confirmed to the Company that further review of certain accounting matters is necessary. As of the date of this Quarterly Report on Form 10-Q there is no certainty regarding the timing or nature of a resolution of such matters or timing for finalizing the 2020 EVBox Group Financials. As a result of the delay in the 2020 EVBox Group Financials, the Company currently expects that certain material conditions to closing, including among others, the effectiveness of the Registration Statement and the approval of the Proposed Business Combination by the Company’s shareholders, will not be met as of June 8, 2021 (such date, as may be extended, the “Outside Date”).

Pursuant to the terms of the Business Combination Agreement, beginning on the Outside Date, the Business Combination Agreement may be terminated by either the Company or Engie Seller. However, the Company has the unilateral right until May 28, 2021 to extend the Outside Date to September 6, 2021. The Company expects to have further discussions with Engie Seller regarding these matters to better evaluate the various alternatives, but has not determined whether it intends to exercise any such rights and there is no certainty that it will exercise such rights or that it will otherwise successfully renegotiate any economic or other terms of the Business Combination Agreement with Engie Seller. As a result, as of the date of this Quarterly Report on Form 10-Q, the Company has significant doubts regarding the likelihood that the Proposed Business Combination will be completed on the terms currently contemplated or at all.

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

On March 15, 2021, the Company, Dutch Holdco, New SPAC, Engie Seller and EVBox Group entered into the First Amendment to Business Combination Agreement (the “First Amendment”), pursuant to which, among other things and subject to the terms and conditions contained therein, the parties (i) thereto clarified certain logistical matters relating to the exchange of certain securities of the Company for corresponding securities of New SPAC and the subsequent exchange thereof for corresponding securities of Dutch Holdco and (ii) amended the termination provisions to provide the Company an option, in its sole discretion, to extend the outside date from the date that is 180 days after the Signing Date to the date that is 270 days after the Signing Date, provided the company informs Engie Seller of its intention to do so by June 8, 2021 (such date, as may be extended, the “Outside Date”).

Other than as specifically discussed herein, this Quarterly Report on Form 10-Q does not give effect to the Proposed Business Combination or the transactions contemplated thereby.

Recent Developments

There is currently significant uncertainty regarding whether the Proposed Business Combination will ultimately be completed on the terms currently contemplated or at all. We were recently informed that the completion of the audited financial statements of EVBox Group as of and for the year ended December 31, 2020 (the “2020 EVBox Group Financials”), which would be required to be filed in the Registration Statement on Form F-4 relating to the Proposed Business Combination (the “Registration Statement”) prior to its effectiveness, will take significantly longer than previously anticipated. Engie Seller has recently confirmed to us that further review of certain accounting matters is necessary. As of the date of this Quarterly Report on Form 10-Q there is no certainty regarding the timing or nature of a resolution of such matters or timing for finalizing the 2020 EVBox Group Financials. As a result of the delay in the 2020 EVBox Group Financials, we currently expect that certain material conditions to closing, including among others, the effectiveness of the Registration Statement and the approval of the Proposed Business Combination by our shareholders, will not be met as the Outside Date.

Pursuant to the terms of the Business Combination Agreement, beginning on the Outside Date, the Business Combination Agreement may be terminated by either us or Engie Seller. However, we have the unilateral right until May 28, 2021 to extend the Outside Date to September 6, 2021. We expect to have further discussions with Engie Seller regarding these matters to better evaluate the various alternatives, but have not determined whether we intend to exercise any such rights and there is no certainty that we will exercise such rights or that we will otherwise successfully renegotiate any economic or other terms of the Business Combination Agreement with Engie Seller. As a result, as of the date of this Quarterly Report on Form 10-Q, we have significant doubts regarding the likelihood that the Proposed Business Combination will be completed on the terms currently contemplated or at all.

Please see “Item 1A. Risk Factors—We no longer expect to be in a position to close the Proposed Business Combination by June 2021 as previously disclosed, and significant uncertainty exists regarding whether the Proposed Business Combination will ultimately be completed on the terms currently contemplated or at all” for more information.

Results of Operations

For the three months ended March 31, 2021 and 2020, we earned net income of $102,877,786 and $0, respectively. Net income for the three months ended March 31, 2021 consisted primarily of a $106,413,646 gain due to a change in the fair value of our derivative liabilities offset by professional fees and other expenses of $3,541,120. We anticipate that changes to the fair value of our derivative instruments, consisting of certain of our warrants and forward purchase agreements exercisable for our Class A ordinary shares, may fluctuate significantly in future quarters, but these fluctuations do not impact our cash flows. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

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

On March 29, 2021, the Sponsor issued a promissory note to us for borrowings of up to $7,000,000. The promissory note does not bear interest, and any borrowings made are due on the earlier of March 29, 2022 or the consummation of a Business Combination, except in the event of a default, as defined in the promissory note agreement, at which point any outstanding borrowings become due immediately. On March 29, 2021, we borrowed $2,000,000 under the promissory note to fund working capital requirements.

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

During the three months ended March 31, 2021, we earned interest income of $5,260 on investments held in the Trust Account.

At March 31, 2021, we had cash held outside of the Trust Account of $2,096,384, which is available to fund our working capital requirements.

At March 31, 2021, we had current liabilities of $229,751,557, including derivative liabilities of $221,296,975 related to the fair value of certain of our warrants and forward purchase agreements exercisable for our Class A ordinary shares, a promissory note payable to our Sponsor of $2,000,000, and accrued professional fees and other expenses of $6,454,582 primarily due to costs associated with our identification and evaluation of potential Business Combinations. The identification and evaluation of potential Business Combinations is continuing after March 31, 2021, and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds

We may also need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Contractual Obligations

At March 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Derivative Liabilities

We evaluated our warrants included in its Units and Private Placement Warrants (collectively, “Warrant Securities”), and the Forward Purchase Agreements and Additional Forward Purchase Agreements (as defined below in Note 5, and collectively, “FPAs”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that the Warrant Securities and FPAs could not be accounted for as components of equity. As the Warrant Securities and FPAs meet the definition of a derivative in accordance with ASC 815, the Warrant Securities and FPAs are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Redeemable Ordinary Shares

All of the 35,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of our equity instruments, are excluded from the provisions of ASC 480.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At March 31, 2021, we had outstanding warrants and forward purchase contracts to purchase up to 25,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants and forward purchase contracts is contingent upon the occurrence of future events. At March 31, 2020, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three months ended March 31, 2021 and 2020, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our President and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, and in light of the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies issued by the staff of the SEC issued on dated April 12, 2021, our President and Chief Financial Officer concluded that, due to the industry-wide issues and related insufficient risk assessment of the underlying accounting for certain instruments resulting in the Company’s restatement of its financial statements as described in the Explanatory Note to the Company’s Form 10-K/A, filed with the SEC on May 17, 2021, our disclosure controls and procedures were not effective as of March 31, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC’s recent statement regarding SPAC accounting matters and management’s subsequent broader re-evaluation of its previously issued financial statements, the Company determined that there were errors in its accounting for its warrants, Class A ordinary shares and stock-based compensation as of and for the year ended December 31, 2020. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s audited financial statements as of and for the year ended December 31, 2020.

The Company performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its unaudited financial statements in this Form 10-Q as of and for the three months ended March 31, 2021, are fairly presented, in all material respects, in accordance with U.S. GAAP.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K/A, which was filed with the SEC on May 17, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A, which was filed with the SEC on May 17, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We no longer expect to be in a position to close the Proposed Business Combination by June 2021 as previously disclosed, and significant uncertainty exists regarding whether the Proposed Business Combination will ultimately be completed on the terms currently contemplated or at all.

We were recently informed that the completion of the audited financial statements of EVBox Group as of and for the year ended December 31, 2020 (the “2020 EVBox Group Financials”), which would be required to be filed in the Registration Statement on Form F-4 relating to the Proposed Business Combination (the “Registration Statement”) prior to its effectiveness, will take significantly longer than previously anticipated. Engie Seller has recently confirmed to us that further review of certain accounting matters is necessary. As of the date of this Quarterly Report on Form 10-Q there is no certainty regarding the timing or nature of a resolution of such matters or timing for finalizing the 2020 EVBox Group Financials. As a result of the delay in the 2020 EVBox Group Financials, we currently expect that certain material conditions to closing, including among others, the effectiveness of the Registration Statement and the approval of the Proposed Business Combination by our stockholders, will not be met as of the Outside Date.

Pursuant to the terms of the Business Combination Agreement, beginning on the Outside Date, the Business Combination Agreement may be terminated by either us or Engie Seller. However, we have the unilateral right until May 28, 2021 to extend the Outside Date to September 6, 2021. We expect to have further discussions with Engie Seller regarding these matters to better evaluate the various alternatives, but have not determined whether we intend to exercise any such rights and there is no certainty that we will exercise such rights or that we will otherwise successfully renegotiate any economic or other terms of the Business Combination Agreement with Engie Seller. As a result, as of the date of this Quarterly Report on Form 10-Q, we have significant doubts regarding the likelihood that the Proposed Business Combination will be completed on the terms currently contemplated or at all. If we do not complete our Proposed Business Combination, we may be unable to complete a Business Combination with any target business. If we are unable to complete any Business Combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our redeemable warrants will expire worthless.

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

Net proceeds of $350,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $12,250,000, were deposited into the Trust Account on the Close Date. We paid $13,000,000 in underwriting discounts and incurred offering costs of $949,269 related to the Public Offering. In addition, the Underwriters agreed to defer $12,250,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our Class A ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our Annual Report on Form 10-K/A, which was filed with the SEC on May 17, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1*

Business Combination Agreement, dated as of December 10, 2020, by and among TPG Pace Beneficial Finance Corp., EV Charged B.V., Edison Holdco B.V. and New TPG Pace Beneficial Finance Corp. (incorporated herein by reference to Exhibit 2.1 filed with the Company’s 8-K filed by the Company on December 10, 2020 (File No. 001-39596)).

2.2*

First Amendment to Business Combination Agreement, dated March 15, 2021, by and among TPG Pace Beneficial Finance Corp., EV Charged B.V., Edison Holdco B.V. and New TPG Pace Beneficial Finance Corp. (incorporated by reference herein by reference to Exhibit 2.2 filed with the Company’s Form 8-K filed by the Company on March 19, 2021 (File No. 001-39596).

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

TPG PACE BENEFICIAL FINANCE CORP.

Date: May 17, 2021	By:	/s/ Karl Peterson
Karl Peterson
Non-Executive Chairman and Director

Date: May 17, 2021	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)