Form 10-Q
period 2021-06-30
TPG Pace Beneficial Finance Corp.
filed 2021-08-12
CIK 1819399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

At August 12, 2021, there were 35,000,000 Class A ordinary shares, $0.0001 par value per share, and 8,750,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Balance Sheets

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$162,443	$669,767
Prepaid expenses	245,075	282,301
Total current assets	407,518	952,068
Investments held in Trust Account	350,015,197	350,004,618
Total assets	$350,422,715	$350,956,686
Liabilities and shareholders' deficit
Current liabilities:
Accrued professional fees and other expenses	$6,770,786	$3,526,295
Note payable to Sponsor	2,000,000	—
Derivative liabilities	76,660,000	327,710,621
Total current liabilities	85,430,786	331,236,916
Deferred underwriting compensation	12,250,000	12,250,000
Total liabilities	97,680,786	343,486,916
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 35,000,000 shares at a redemption value of $10.00 per share	350,015,197	350,004,618
Shareholders' deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 35,000,000 shares subject to possible redemption)	—	—
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 8,750,000 shares issued and outstanding	875	875
Additional paid-in capital	—	—
Accumulated deficit	(97,274,143)	(342,535,723)
Total shareholders' deficit	(97,273,268)	(342,534,848)
Total liabilities and shareholders' deficit	$350,422,715	$350,956,686

The accompanying notes are an integral part of these condensed and consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$—	$—	$—	$—
Professional fees and other expenses	2,247,921	868	5,789,041	868
Change in fair value of derivatives	(144,636,975)	—	(251,050,621)	—
Income from operations	142,389,054	(868)	245,261,580	(868)
Interest income	5,319	—	10,579	—
Net income attributable to ordinary shares	$142,394,373	$(868)	$245,272,159	$(868)
Net income per ordinary share:
Class A ordinary shares - basic and diluted	$3.26	$—	$5.61	$—
Class F ordinary shares - basic and diluted	$3.26	$—	$5.61	$—
Weighted average ordinary shares outstanding:
Class A ordinary shares - basic and diluted	35,000,000	—	35,000,000	—
Class F ordinary shares - basic and diluted	8,750,000	20,000,000	8,750,000	20,000,000

The accompanying notes are an integral part of these condensed and consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at January 1, 2020	—	$—	—	$—	20,000,000	$2,000	$23,000	$(8,494)	$16,506
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—
Balance at March 31, 2020	—	$—	—	$—	20,000,000	$2,000	$23,000	$(8,494)	$16,506
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(868)	(868)
Balance at June 30, 2020	—	$—	—	$—	20,000,000	$2,000	$23,000	$(9,362)	$15,638

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2021	—	$—	—	$—	8,750,000	$875	$—	$(342,535,723)	$(342,534,848)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of March 31, 2021	—	—	—	—	—	—	—	(5,260)	(5,260)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	102,877,786	102,877,786
Balance at March 31, 2021	—	$—	—	$—	8,750,000	$875	$—	$(239,663,197)	$(239,662,322)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of June 30, 2021	—	—	—	—	—	—	—	(5,319)	(5,319)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	142,394,373	142,394,373
Balance at June 30, 2021	—	$—	—	$—	8,750,000	$875	$—	$(97,274,143)	$(97,273,268)

The accompanying notes are an integral part of these condensed and consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Statements of Cash Flows

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income attributable to ordinary shares	$245,272,159	$(868)
Changes in operating assets and liabilities:
Prepaid expenses	37,226	—
Accrued professional fees and other expenses	3,244,491	868
Change in fair value of derivatives	(251,050,621)	—
Interest on investments held in Trust Account	(10,579)
Net cash used in operating activities	(2,507,324)	—
Cash flows from financing activities:
Proceeds of note payable from Sponsor	2,000,000	—
Net cash provided by financing activities	2,000,000	—
Net change in cash	(507,324)	—
Cash at beginning of period	669,767	25,093
Cash at end of period	$162,443	$25,093

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

Under the Business Combination Agreement, the obligations of the parties to consummate the transactions contemplated thereby are subject to a number of conditions to closing, including the requisite approval by the Company’s shareholders, which the Company intends to seek at an extraordinary general meeting of the Company. The Business Combination Agreement may be terminated at any time prior to the closing by mutual written consent of the Company and Engie Seller and, among other things, if the Proposed Business Combination has not occurred prior to the Outside Date (as defined below). As such, the closing of the Proposed Business Combination cannot be assured.

Concurrently with the execution of the Business Combination Agreement, the Company entered into the following agreements:

•

A Shareholders’ Agreement, as subsequently amended, with Dutch Holdco, Sponsor, and Engie Seller, which will become effective as of the closing, which will govern certain board nomination rights and corporate governance obligations of the parties following the closing;

•

Subscription Agreements (the “Subscription Agreements”) with certain qualified institutional buyers and accredited investors (collectively, the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investors, 22,500,000 newly issued Class A ordinary shares for gross proceeds of approximately $225,000,000; and

•

A Waiver Agreement (as subsequently amended, the “Waiver Agreement”), with each holder of Founder Shares (as defined below), pursuant to which such holders of Founder Shares have agreed to waive the receipt of certain Class A ordinary shares that would result from the application by the terms of the Business Combination Agreement of Article 17 of the Company’s amended and restated memorandum and articles of association in connection with the Class A ordinary shares issued pursuant to the Subscription Agreements. In addition, pursuant to the Waiver Agreement, the holders of Founder Shares have agreed to forfeit a number of Founder Shares equal to such additional amount of Class A ordinary shares issued pursuant to certain forward purchase agreements over an aggregate of 10,000,000 Class A ordinary shares.

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

On May 31, 2021, the Company, Dutch Holdco, New SPAC, Engie Seller and EVBox Group entered into the Second Amendment to Business Combination Agreement (the “Second Amendment”), pursuant to which, among other things and subject to the terms and conditions contained therein, the parties thereto (i) extended the Outside Date (as defined in the Business Combination Agreement) from June 8, 2021 to August 6, 2021, (ii) provided the Company the right to terminate the Business Combination Agreement in its sole discretion at any time (a) during the fifteen (15) Business Day (as defined in the Business Combination Agreement) period following the date on which EVBox Group delivers to the Company the 2020 Audit (as defined in the Business Combination Agreement) or (b) to the extent EVBox Group has not delivered the 2020 Audit to the Company by the Outside Date (irrespective of the Company’s compliance with the Business Combination Agreement) and (iii) provided the Company the right to be reimbursed by Engie Seller for certain expenses of the Company in the event the Business Combination Agreement is terminated in accordance with its terms, including additional amounts if (x) EVBox Group fails to deliver the 2020 Audit to the Company or (y) Engie Seller does not accept a bona fide written proposal delivered by the Company that the Company believes reflects a good faith offer regarding the terms (including revised economic terms) of the transactions taking into account any revisions to EVBox Group’s financial statements, outlook and liabilities subsequent to the original signing date, December 10, 2020, and the terms of any remediation plan proposed by Engie Seller.

Other than as specifically discussed herein, this Quarterly Report on Form 10-Q does not give effect to the Proposed Business Combination or the transactions contemplated thereby.

All activity for the period from July 11, 2019 (“Inception”) to June 30, 2021 relates to the Company’s formation and the initial public offering of units (“Units”), each consisting of one of the Company’s Class A ordinary shares (“Public Shares”) and one-fifth of one warrant to purchase one Class A ordinary share (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering.

The accompanying consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

Financing

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 6, 2020. The Public Offering closed on October 9, 2020 (the “Close Date”). The Sponsor purchased an aggregate of 6,000,000 warrants at a purchase price of $1.50 per warrant, or $9,000,000 in the aggregate, in a private placement on the Close Date (the “Private Placement”). The warrants are included in derivative liabilities at the condensed and consolidated balance sheet.

The Company intends to finance a Business Combination with proceeds from its $350,000,000 Public Offering (see Note 3 – Public Offering) and $9,000,000 Private Placement (see Note 4 – Related Party Transactions). At the Close Date, proceeds of $350,000,000, net of underwriting discounts of $7,000,000 and funds designated for operational use of $2,000,000, were deposited into an interest bearing U.S. based Trust Account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2021 and the results of operations and cash flows for the period presented.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

The Company’s Permitted Investments are classified as Level 1.

Derivative Liabilities

The Company evaluated the Warrants (as defined below in Note 3 – Public Offering) and Private Placement Warrants (as defined below in Note 4 – Related Party Transactions) (collectively, “Warrant Securities”), and the Forward Purchase Agreements and Additional Forward Purchase Agreements (as defined below in Note 5 – Related Party Transactions, and collectively, “FPAs”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that the Warrant Securities and FPAs could not be accounted for as components of equity. As the Warrant Securities and FPAs meet the definition of a derivative in accordance with ASC 815, the Warrant Securities and FPAs are recorded as derivative liabilities on the Consolidated Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Key ranges of inputs for the valuation models used to calculate the fair value of the Warrant Securities and FPAs were as follows,

	June 30, 2021	December 31, 2020
Implied volatility	23%	30% - 45%
Risk-free interest rate	0.05% - 0.92%	0.09% - 0.43%
Instrument exercise price for one Class A ordinary share	$ 11.50	$ 11.50
Expected term	0.3 - 5.3 years	5.2 years

Redeemable Ordinary Shares

All of the 35,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

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

Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. As of June 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At June 30, 2021, the Company had outstanding warrants and forward purchase contracts to purchase up to 25,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. At June 30, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Company had two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. As of June 30, 2020, the Company only had Class F ordinary shares. For the three and six months ended June 30, 2021, earnings are shared pro rata between the two classes of ordinary shares as follows,

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$113,915,498	$28,478,875	$196,217,727	$49,054,432
Denominator:
Weighted average ordinary shares outstanding:	35,000,000	8,750,000	35,000,000	8,750,000
Basic and diluted net income per ordinary share	$3.26	$3.26	$5.61	$5.61

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

A wholly-owned subsidiary of the Company, formed during the year ended December 31, 2020, is subject to income tax in the Netherlands. As of December 31, 2020, the subsidiary had a deferred tax asset of $3,117 that was offset by a valuation allowance. There was no change in the subsidiary’s tax position as of June 30, 2021.

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

Additionally, the Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (i) one year after the completion of the Business Combination or (ii) subsequent to the Business Combination, if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (iii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (the “Lock Up Period”). See Note 9 – Subsequent Events.

Private Placement Warrants

On the Close Date, the Sponsor purchased from the Company an aggregate of 6,000,000 private placement warrants at a price of $1.50 per warrant (approximately $9,000,000 in the aggregate), in a private placement that will occur simultaneously with the completion of the Proposed Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account. The Private Placement Warrants will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in the Proposed Offering. The Sponsor, or its permitted transferees, will have the option to exercise the Private Placement Warrants on a cashless basis. The Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Business Combination.

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

Policy Review Engagement

In December 2020, the board of directors authorized the Company to engage Y Analytics, an affiliate of the Company, to evaluate the Company’s environmental, social and governance (“ESG”) policies. The total cost of this engagement is $250,000, of which $200,000 was expensed in 2020 and is included in accrued professional fees and other expenses at the condensed and consolidated balance sheet as of June 30, 2021.

Administrative Service Agreement

On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor upon completion of the Public Offering, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company.

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

On October 14, 2020, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For the three and six months ended June 30, 2021, the Permitted Investments generated interest income of $5,319 and $10,579 all of which was reinvested in Permitted Investments.

At June 30, 2021, the balance of funds held in the Trust Account was $350,015,197.

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

7. Shareholders’ (Deficit) Equity

Class A Ordinary Shares

The Company is currently authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At each of June 30, 2021 and December 31, 2020, there were 35,000,000 Class A ordinary shares issued and outstanding. Of the 35,000,000 Class A ordinary shares outstanding at June 30, 2021 and December 31, 2020, 35,000,000 shares were subject to possible redemption and are classified outside of shareholders’ equity at the balance sheet.

Class F Ordinary Shares

The Company is currently authorized to issue 20,000,000 Class F ordinary shares. At June 30, 2021 and December 31, 2020, there were 8,750,000 Class F ordinary shares (Founder Shares) issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Fair Value Measurements

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$23,170,000	$—	$—	$23,170,000
Private Placement Warrants	—	19,860,000	—	19,860,000
Forward purchase agreements (FPAs)	—	—	33,630,000	33,630,000
Total	$23,170,000	$19,860,000	$33,630,000	$76,660,000

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$51,380,000	$—	$—	$51,380,000
Private Placement Warrants	—	—	89,862,127	89,862,127
Forward purchase agreements (FPAs)	—	—	186,468,494	186,468,494
Total	$51,380,000	$—	$276,330,621	$327,710,621

The following table presents the changes in the fair value of the Company’s derivative liabilities that are measured at fair value for the three and six months ended June 30, 2021. The Company did not hold any derivative liabilities measured at fair value as of or for the three and six months ended June 30, 2020.

	Warrants	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value at March 31, 2021	$52,290,000	$55,982,797	$113,024,178	$221,296,975
Change in fair value	(29,120,000)	(36,122,797)	(79,394,178)	(144,636,975)
Fair value at June 30, 2021	$23,170,000	$19,860,000	$33,630,000	$76,660,000

	Warrants	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value at December 31, 2020	$51,380,000	$89,862,127	$186,468,494	$327,710,621
Change in fair value	(28,210,000)	(70,002,127)	(152,838,494)	(251,050,621)
Fair value at June 30, 2021	$23,170,000	$19,860,000	$33,630,000	$76,660,000

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at June 30, 2021 and December 31, 2020 was a market approach.

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level 3 inputs to determine fair value for the three and six months ended June 30, 2021. The Company did not hold any Level 3 financial instruments as of or for the three and six months ended June 30, 2020. During the three months ended June 30, 2021, the Private Placement Warrants transferred from Level 3 to Level 2.

	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value at December 31, 2020	$89,862,127	$186,468,494	$276,330,621
Change in fair value	(33,879,330)	(73,444,316)	(107,323,646)
Fair value at March 31, 2021	55,982,797	113,024,178	169,006,975
Transfer out of Level 3	(55,982,797)	—	(55,982,797)
Change in fair value	—	(79,394,178)	(79,394,178)
Fair value at June 30, 2021	$—	$33,630,000	$33,630,000

9. Subsequent Events

As stated in a Current Report on Form 8-K filed by the Company on August 6, 2021, the Company, Dutch Holdco, New SPAC, Engie Seller and EVBox Group entered into that certain Third Amendment to the Business Combination Agreement (the “Third Amendment”) pursuant to which, among other things and subject to the terms and conditions contained therein, the parties thereto (i) extended the Outside Date (as defined in the Business Combination Agreement) from August 6, 2021 to December 31, 2021, (ii) provided the Company the right to terminate the Business Combination Agreement in its sole discretion at any time during the fifteen business day period following the date on which EVBox Group delivers to the Company the Interim Unaudited Financial Statements (as defined in the Third Amendment), in addition to the Company’s existing right to terminate the Business Combination Agreement during the fifteen business day period following its receipt of the 2020 Audit (as defined in the Business Combination Agreement), in each case subject to extension in certain circumstances, (iii) provided the Company with the ability to (a) release the investors under the Subscription Agreements and Forward Purchase Agreements from their respective obligations under such agreements and (b) enter into certain replacement financing arrangements relating to the Business Combination, (iv) replaced the closing condition that the Company have at least $250 million in Available Cash (as defined in the Business Combination Agreement) with a new closing condition that the Company have at least an amount of Available Cash to be mutually agreed by the Company and Engie Seller, (v) amended the terms of Engie Seller’s expense reimbursement obligations to provide the Company with the right to be reimbursed by Engie Seller, in the event the Business Combination Agreement is terminated by any party for any reason, in an amount equal to EUR 12 million, which amount shall be increased by EUR 3 million if EVBox Group fails to deliver both the 2020 Audit and the Interim Unaudited Financial Statements to the Company on or before October 22, 2021, and (vi) revised certain other provisions of the Business Combination Agreement as needed to reflect the implementation of the amendments described in the foregoing clauses (i) through (v).

In connection with entry into the Third Amendment, the Company and Engie Seller discussed certain related updates regarding the status of the pending Business Combination. In that regard, the Company and Engie Seller continue to obtain additional and updated information regarding the business of EVBox Group, including information indicating that the existing audited financial statements of EVBox Group as of and for the year ended December 31, 2019, might require restatement prior to the completion of the audited financial statements of EVBox Group as of and for the year ended December 31, 2020. The Company and Engie Seller intend to continue to collaborate on the development of a revised business plan and financial forecast for EVBox Group that reflects, among other things, this additional and updated information regarding the business of EVBox Group, as well as the delay in the closing of the Business Combination and EVBox Group’s separation from Engie Seller as a fully independent, publicly traded company following the closing of the Business Combination.

The Company and Engie Seller intend to continue negotiations on potential further amendments to the Business Combination Agreement to reflect the ongoing work to develop a revised business plan and financial forecast for EVBox Group. In the event that the Company and Engie Seller are able to mutually agree on terms for a renegotiated Business Combination Agreement, the Company and Engie Seller expect to work toward completing the Business Combination in late 2021 or during the first half of 2022. However, due to the factors mentioned above and factors previously disclosed in the Company’s Current Report on Form 8-K filed on May 17, 2021, including the continued delay in the delivery of the audited financial statements for EVBox Group as of and for the year ended December 31, 2020, there continue to be significant uncertainties regarding the likelihood that the Business Combination will ultimately be completed.

Pursuant to the Third Amendment, the Company has offered to terminate the existing Subscription Agreements with all PIPE investors with respect to the Business Combination, certain of which have terminated as of the date of this filing, and the Company has released all investors under the Forward Purchase Agreements from their obligations under such agreements solely with respect to the pending Business Combination.

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

At June 30, 2021, we held cash of $162,443 and current liabilities of $85,430,787. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

Under the Business Combination Agreement, the obligations of the parties to consummate the transactions contemplated thereby are subject to a number of conditions to closing, including the requisite approval by the Company’s shareholders. As such, the closing of the Proposed Business Combination cannot be assured.

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

On May 31, 2021, the Company, Dutch Holdco, New SPAC, Engie Seller and EVBox Group entered into the Second Amendment to Business Combination Agreement (the “Second Amendment”), pursuant to which, among other things and subject to the terms and conditions contained therein, the parties thereto (i) extended the Outside Date (as defined in the Business Combination Agreement) from June 8, 2021 to August 6, 2021, (ii) provided the Company the right to terminate the Business Combination Agreement in its sole discretion at any time (a) during the fifteen (15) Business Day (as defined in the Business Combination Agreement) period following the date on which EVBox Group delivers to the Company the 2020 Audit (as defined in the Business Combination Agreement) or (b) to the extent EVBox Group has not delivered the 2020 Audit to the Company by the Outside Date (irrespective of the Company’s compliance with the Business Combination Agreement) and (iii) provided the Company the right to be reimbursed by Engie Seller for certain expenses of the Company in the event the Business Combination Agreement is terminated in accordance with its terms, including additional amounts if (x) EVBox Group fails to deliver the 2020 Audit to the Company or (y) Engie Seller does not accept a bona fide written proposal delivered by the Company that the Company believes reflects a good faith offer regarding the terms (including revised economic terms) of the transactions taking into account any revisions to EVBox Group’s financial statements, outlook and liabilities subsequent to the original signing date, December 10, 2020, and the terms of any remediation plan proposed by Engie Seller.

Other than as specifically discussed herein, this Quarterly Report on Form 10-Q does not give effect to the Proposed Business Combination or the transactions contemplated thereby.

Recent Developments

On August 6, 2021, the Company, Dutch Holdco, New SPAC, Engie Seller and EVBox Group entered into that certain Third Amendment to the Business Combination Agreement (the “Third Amendment”) pursuant to which, among other things and subject to the terms and conditions contained therein, the parties thereto (i) extended the Outside Date (as defined in the Business Combination Agreement) from August 6, 2021 to December 31, 2021, (ii) provided the Company the right to terminate the Business Combination Agreement in its sole discretion at any time during the fifteen business day period following the date on which EVBox Group delivers to the Company the Interim Unaudited Financial Statements (as defined in the Third Amendment), in addition to the Company’s existing right to terminate the Business Combination Agreement during the fifteen business day period following its receipt of the 2020 Audit (as defined in the Business Combination Agreement), in each case subject to extension in certain circumstances, (iii) provided the Company with the ability to (a) release the investors under the Subscription Agreements and Forward Purchase Agreements from their respective obligations under such agreements and (b) enter into certain replacement financing arrangements relating to the Business Combination, (iv) replaced the closing condition that the Company have at least $250 million in Available Cash (as defined in the Business Combination Agreement) with a new closing condition that the Company have at least an amount of Available Cash to be mutually agreed by the Company and Engie Seller, (v) amended the terms of Engie Seller’s expense reimbursement obligations to provide the Company with the right to be reimbursed by Engie Seller, in the event the Business Combination Agreement is terminated by any party for any reason, in an amount equal to EUR 12 million, which amount shall be increased by EUR 3 million if EVBox Group fails to deliver both the 2020 Audit and the Interim Unaudited Financial Statements to the Company on or before October 22, 2021, and (vi) revised certain other provisions of the Business Combination Agreement as needed to reflect the implementation of the amendments described in the foregoing clauses (i) through (v).

In connection with entry into the Third Amendment, the Company and Engie Seller discussed certain related updates regarding the status of the pending Business Combination. In that regard, the Company and Engie Seller continue to obtain additional and updated information regarding the business of EVBox Group, including information indicating that the existing audited financial statements of EVBox Group as of and for the year ended December 31, 2019, might require restatement prior to the completion of the audited financial statements of EVBox Group as of and for the year ended December 31, 2020. The Company and Engie Seller intend to continue to collaborate on the development of a revised business plan and financial forecast for EVBox Group that reflects, among other things, this additional and updated information regarding the business of EVBox Group, as well as the delay in the closing of the Business Combination and EVBox Group’s separation from Engie Seller as a fully independent, publicly traded company following the closing of the Business Combination.

The Company and Engie Seller intend to continue negotiations on potential further amendments to the Business Combination Agreement to reflect the ongoing work to develop a revised business plan and financial forecast for EVBox Group. In the event that the Company and Engie Seller are able to mutually agree on terms for a renegotiated Business Combination Agreement, the Company and Engie Seller expect to work toward completing the Business Combination in late 2021 or during the first half of 2022. However, due to the factors mentioned above and factors previously disclosed in the Company’s Current Report on Form 8-K filed on May 17, 2021, including the continued delay in the delivery of the audited financial statements for EVBox Group as of and for the year ended December 31, 2020, there continue to be significant uncertainties regarding the likelihood that the Business Combination will ultimately be completed.

Please see “Item 1A. Risk Factors—Significant uncertainty exists regarding whether the Proposed Business Combination will ultimately be completed on the terms currently contemplated or at all” for more information.

Results of Operations

For the three months ended June 30, 2021 and 2020, we earned net income of $142,394,372 and incurred a net loss of $868, respectively. Net income for the three months ended June 30, 2021 consisted primarily of a $144,636,974 gain due to a change in the fair value of our derivative liabilities offset by professional fees and other expenses of $2,247,921.

For the six months ended June 30, 2021 and 2020, we earned net income of $245,272,158 and incurred a net loss of $868, respectively. Net income for the six months ended June 30, 2021 consisted primarily of a $251,050,620 gain due to a change in the fair value of our derivative liabilities offset by professional fees and other expenses of $5,789,041.

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

During the six months ended June 30, 2021, we earned interest income of $10,579 on investments held in the Trust Account.

At June 30, 2021, we had cash held outside of the Trust Account of $162,443, which is available to fund our working capital requirements.

At June 30, 2021, we had current liabilities of $85,430,787, including derivative liabilities of $76,660,000 related to the fair value of certain of our warrants and forward purchase agreements exercisable for our Class A ordinary shares, a promissory note payable to our Sponsor of $2,000,000, and accrued professional fees and other expenses of $6,770,787 primarily due to costs associated with our identification and evaluation of potential Business Combinations. The identification and evaluation of potential Business Combinations is continuing after June 30, 2021, and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds

We may also need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

We have 24 months from the Close Date to complete our Business Combination. If we do not complete a Business Combination within this period, we shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Initial Shareholders (as defined below) and our officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete the Business Combination within 24 months from the Close Date. However, if the Initial Shareholders acquire Public Shares after the Close Date, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete the Business Combination within the allotted 24-month time period.

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

Contractual Obligations

At June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Redeemable Ordinary Shares

All of the 35,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of our equity instruments, are excluded from the provisions of ASC 480.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At June 30, 2021, we had outstanding warrants and forward purchase contracts to purchase up to 25,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants and forward purchase contracts is contingent upon the occurrence of future events. At June 30, 2020, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three months ended June 30, 2021 and 2020, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our President and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, and in light of the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies issued by the staff of the SEC issued on dated April 12, 2021, our President and Chief Financial Officer concluded that, due to the industry-wide issues and related insufficient risk assessment of the underlying accounting for certain instruments resulting in the Company’s restatement of its financial statements as described in the Explanatory Note to the Company’s Form 10-K/A, filed with the SEC on May 17, 2021, our disclosure controls and procedures were not effective as of December 31, 2020.

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

The Company performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its unaudited financial statements in this Form 10-Q as of and for the three and six months ended June 30, 2021, are fairly presented, in all material respects, in accordance with U.S. GAAP.

Remediation Plan

The Company remediated this material weakness by, among other things, devoting significant effort and resources to the remediation and improvement of its internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. The Company enhanced its processes to identify and appropriately apply applicable accounting requirements to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its securities and financial statements. The Company provided enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The actions taken by the Company were subject to ongoing senior management review and Audit Committee oversight. As a result of the foregoing efforts, management concluded that as of the filing date, the material weakness had successfully been remediated.

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

There is currently significant uncertainty regarding whether the Proposed Business Combination will ultimately be completed on the terms currently contemplated or at all. In connection with entry into the Third Amendment, we and Engie Seller discussed certain related updates regarding the status of the pending Business Combination. In that regard, we continue to obtain additional and updated information regarding the business of EVBox Group, including information indicating that the 2020 EVBox Group Financials, which would be required to be filed in the Registration Statement prior to its effectiveness, might require restatement. We intend to continue to collaborate with Engie Seller on the development of a revised business plan and financial forecast for EVBox Group that reflects, among other things, this additional and updated information regarding the business of EVBox Group, as well as the delay in the closing of the Business Combination and EVBox Group’s separation from Engie Seller as a fully independent, publicly traded company following the closing of the Business Combination. As of the date of this Quarterly Report on Form 10-Q there is no certainty regarding the timing or nature of a resolution of such matters or timing for finalizing the 2020 EVBox Group Financials. As a result of the delay in the 2020 EVBox Group Financials, there is currently significant uncertainty regarding whether material conditions to closing, including among others, the effectiveness of the Registration Statement and the approval of the Proposed Business Combination by our shareholders, will not be met as the Outside Date.

Pursuant to the terms of the Business Combination Agreement, beginning on the Outside Date, the Business Combination Agreement may be terminated by either us or Engie Seller. Additionally, we have the unilateral right to terminate the Business Combination Agreement at any time during the fifteen business day period following the date on which we receive the 2020 EVBox Group Financials. We expect to have further discussions with Engie Seller regarding these matters and intend to continue negotiations on potential further amendments to the Business Combination Agreement to reflect the ongoing work to develop a revised business plan and financial forecast for EVBox Group. In the event that we and Engie Seller are able to mutually agree on terms for a renegotiated Business Combination Agreement, we expect to work toward completing the Business Combination in late 2021 or during the first half of 2022. However, due to the factors mentioned above, including the continued delay in the delivery of the 2020 EVBox Group Financials, there continue to be significant uncertainties regarding the likelihood that the Proposed Business Combination will ultimately be completed. As a result, as of the date of this Quarterly Report on Form 10-Q, we have significant doubts regarding the likelihood that the Proposed Business Combination will be completed on the terms currently contemplated or at all. If we do not complete our Proposed Business Combination, we may be unable to complete a Business Combination with any target business. If we are unable to complete any Business Combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our redeemable warrants will expire worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On August 12, 2019, the Sponsor purchased 20,000,000 of our Founder Shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. Prior to the Sponsor’s initial investment in us of $25,000, we had no assets. At September 30, 2020, our Sponsor held 20,000,000 Founder Shares.

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

2.3*

Second Amendment to Business Combination Agreement, dated as of May 31, 2021, by and among TPG Pace Beneficial Finance Corp., EV Charged B.V., Edison Holdco B.V. and New TPG Pace Beneficial Finance Corp. (incorporated herein by reference to Exhibit 2.3 filed with TPGY’s Form 8-K filed by TPGY on June 1, 2021 (File No. 001-39596)).

2.4*

Third Amendment to Business Combination Agreement, dated as of August 6, 2021, by and among TPG Pace Beneficial Finance Corp., EV Charged B.V., Edison Holdco B.V. and New TPG Pace Beneficial Finance Corp. (incorporated herein by reference to Exhibit 2.4 filed with TPGY’s Form 8-K filed by TPGY on August 6, 2021 (File No. 001-39596)).

3.1*

Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed by the Company on October 13, 2020 (File No. 001-39596)).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated herein by reference as indicated.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG PACE BENEFICIAL FINANCE CORP.

Date: August 12, 2021	By:	/s/ Karl Peterson
Karl Peterson
Non-Executive Chairman and Director

Date: August 12, 2021	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)