Form 10-Q
period 2021-09-30
TPG Pace Beneficial Finance Corp.
filed 2021-11-08
CIK 1819399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

At November 1, 2021, there were 35,000,000 Class A ordinary shares, $0.0001 par value per share, and 8,750,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Balance Sheets

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$257,274	$669,767
Prepaid expenses	183,688	282,301
Total current assets	440,962	952,068
Investments held in Trust Account	350,020,574	350,004,618
Total assets	$350,461,536	$350,956,686
Liabilities and shareholders' deficit
Current liabilities:
Accrued professional fees and other expenses	$6,055,611	$3,526,295
Note payable to Sponsor	4,000,000	—
Derivative liabilities	34,628,353	327,710,621
Total current liabilities	44,683,964	331,236,916
Deferred underwriting compensation	12,250,000	12,250,000
Total liabilities	56,933,964	343,486,916
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 35,000,000 shares at a redemption value of $10.00 per share	350,020,574	350,004,618
Shareholders' deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 35,000,000 shares subject to possible redemption)	—	—
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 8,750,000 shares issued and outstanding	875	875
Additional paid-in capital	—	—
Accumulated deficit	(56,493,877)	(342,535,723)
Total shareholders' deficit	(56,493,002)	(342,534,848)
Total liabilities and shareholders' deficit	$350,461,536	$350,956,686

The accompanying notes are an integral part of these condensed and consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$—	$—	$—	$—
Professional fees and other expenses	1,251,381	14,183	7,040,422	15,051
Change in fair value of derivatives	(42,031,647)	—	(293,082,268)	—
Income (loss) from operations	40,780,266	(14,183)	286,041,846	(15,051)
Interest income	5,377	—	15,956	—
Net income (loss) attributable to ordinary shares	$40,785,643	$(14,183)	$286,057,802	$(15,051)
Net income (loss) per ordinary share:
Class A ordinary shares - basic and diluted	$0.93	$—	$6.54	$—
Class F ordinary shares - basic and diluted	$0.93	$(0.00)	$6.54	$(0.00)
Weighted average ordinary shares outstanding:
Class A ordinary shares - basic and diluted	35,000,000	—	35,000,000	—
Class F ordinary shares - basic and diluted	8,750,000	20,000,000	8,750,000	20,000,000

The accompanying notes are an integral part of these condensed and consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at January 1, 2020	—	$—	—	$—	20,000,000	$2,000	$23,000	$(8,494)	$16,506
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—
Balance at March 31, 2020	—	$—	—	$—	20,000,000	$2,000	$23,000	$(8,494)	$16,506
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(868)	(868)
Balance at June 30, 2020	—	$—	—	$—	20,000,000	$2,000	$23,000	$(9,362)	$15,638
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(14,183)	(14,183)
Balance at September 30, 2020	—	$—	—	$—	20,000,000	$2,000	$23,000	$(23,545)	$1,455

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2021	—	$—	—	$—	8,750,000	$875	$—	$(342,535,723)	$(342,534,848)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of March 31, 2021	—	—	—	—	—	—	—	(5,260)	(5,260)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	102,877,786	102,877,786
Balance at March 31, 2021	—	$—	—	$—	8,750,000	$875	$—	$(239,663,197)	$(239,662,322)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of June 30, 2021	—	—	—	—	—	—	—	(5,319)	(5,319)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	142,394,373	142,394,373
Balance at June 30, 2021	—	$—	—	$—	8,750,000	$875	$—	$(97,274,143)	$(97,273,268)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of September 30, 2021	—	—	—	—	—	—	—	(5,377)	(5,377)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	40,785,643	40,785,643
Balance at September 30, 2021	—	$—	—	$—	8,750,000	$875	$—	$(56,493,877)	$(56,493,002)

The accompanying notes are an integral part of these condensed and consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Statements of Cash Flows

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income (loss) attributable to ordinary shares	$286,057,802	$(15,051)
Changes in operating assets and liabilities:
Prepaid expenses	98,613	—
Accrued professional fees and other expenses	2,529,316	5,616
Change in fair value of derivatives	(293,082,268)	—
Interest on investments held in Trust Account	(15,956)
Net cash used in operating activities	(4,412,493)	(9,435)
Cash flows from financing activities:
Proceeds of note payable from Sponsor	4,000,000	300,000
Payment of deferred offering costs	—	(157,594)
Net cash provided by financing activities	4,000,000	142,406
Net change in cash	(412,493)	132,971
Cash at beginning of period	669,767	25,093
Cash at end of period	$257,274	$158,064
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$—	$624,673

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

Proposed Business Combination

On December 10, 2020 (the “Signing Date”), the Company, Edison Holdco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) and wholly owned subsidiary of the Company (“Dutch Holdco”), New TPG Pace Beneficial Finance Corp., an exempted company incorporated in the Cayman Islands with limited liability under company number 368739 and wholly owned subsidiary of Dutch Holdco (“New SPAC”), ENGIE New Business S.A.S., a société par actions simplifiée organized and existing under the laws of France (“Engie Seller”) and EV Charged B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“EVBox Group”), entered into a Business Combination Agreement (as amended, the “Business Combination Agreement,” and the transactions contemplated thereby, the “Proposed Business Combination”), wherein, among other things, immediately prior and in connection with the closing (i) the Company and Dutch Holdco will enter into an agreement for the repurchase by Dutch Holdco of ordinary shares in Dutch Holdco, par value EUR 0.01 (the “Dutch Holdco Common Shares”), held by the Company, subject to the completion of the SPAC Merger (as defined below), (ii) the Company will contribute to Dutch Holdco the aggregate amount of cash held by the Company at such time (including the aggregate amount paid by Investors pursuant to the Subscription Agreements (as defined below) and certain forward purchase agreements) (the “Dutch Holdco Contribution”), (iii) immediately following the Dutch Holdco Contribution, the Company will merge with and into New SPAC, with New SPAC surviving as a wholly owned subsidiary of Dutch Holdco (the “SPAC Merger”), and (iv) immediately after the SPAC Merger, Engie Seller will, directly or indirectly, sell, transfer, assign, convey or contribute to Dutch Holdco all of the issued and outstanding equity interests in EVBox Group, for a purchase price of approximately $786.5 million (the “Purchase Price”), consisting of (i) cash in an amount equal to 50% of the amount of available cash in excess of $260.0 million plus the transaction expenses borne by the Company, (ii) cash in an amount equal to 60% of the amount of available cash in excess of $560.0 million plus the transaction expenses borne by the Company, (iii) cash in an amount equal to 50% of the cash incentive compensation awards granted to certain employees of EVBox Group that will become payable as of the closing (the “Closing Incentive Awards Portion”) and (iv) Dutch Holdco Common Shares, valued at $10.00 per share, in respect of the remaining portion of the Purchase Price; provided, that in no event will the cash consideration described in clauses (i) to (iii) exceed $180.0 million, plus the Closing Incentive Awards Portion.

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

On August 6, 2021, the Company, Dutch Holdco, New SPAC, Engie Seller and EVBox Group entered into that certain Third Amendment to the Business Combination Agreement (the “Third Amendment”) pursuant to which, among other things and subject to the terms and conditions contained therein, the parties thereto (i) extended the Outside Date (as defined in the Business Combination Agreement) from August 6, 2021 to December 31, 2021, (ii) provided the Company the right to terminate the Business Combination Agreement in its sole discretion at any time during the fifteen business day period following the date on which EVBox Group delivers to the Company the Interim Unaudited Financial Statements (as defined in the Third Amendment), in addition to the Company’s existing right to terminate the Business Combination Agreement during the fifteen business day period following its receipt of the 2020 Audit (as defined in the Business Combination Agreement), in each case subject to extension in certain circumstances, (iii) provided the Company with the ability to (a) release the investors under the Subscription Agreements and Forward Purchase Agreements from their respective obligations under such agreements and (b) enter into certain replacement financing arrangements relating to the Business Combination, (iv) replaced the closing condition that the Company have at least $250,000,000 in Available Cash (as defined in the Business Combination Agreement) with a new closing condition that the Company have at least an amount of Available Cash to be mutually agreed by the Company and Engie Seller, (v) amended the terms of Engie Seller’s expense reimbursement obligations to provide the Company with the right to be reimbursed by Engie Seller, in the event the Business Combination Agreement is terminated by any party for any reason, in an amount equal to EUR 12,000,000, which amount shall be increased by EUR 3,000,000 if EVBox Group fails to deliver both the 2020 Audit and the Interim Unaudited Financial Statements to the Company on or before October 22, 2021, and (vi) revised certain other provisions of the Business Combination Agreement as needed to reflect the implementation of the amendments described in the foregoing clauses (i) through (v).

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

All activity for the period from July 11, 2019 (“Inception”) to September 30, 2021 relates to the Company’s formation and the initial public offering of units (“Units”), each consisting of one of the Company’s Class A ordinary shares (“Public Shares”) and one-fifth of one warrant to purchase one Class A ordinary share (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2021 and the results of operations and cash flows for the period presented.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

Key ranges of inputs for the valuation models used to calculate the fair value of the Warrant Securities and FPAs were as follows,

	September 30, 2021	December 31, 2020
Implied volatility	22% - 45%	30% - 45%
Risk-free interest rate	0.05% - 1.06%	0.09% - 0.43%
Instrument exercise price for one Class A ordinary share	$ 11.50	$ 11.50
Expected term	0.5 - 5.5 years	5.2 years

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

Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. As of September 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At September 30, 2021, the Company had outstanding warrants and forward purchase contracts to purchase up to 25,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. At September 30, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the Company had two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. As of June 30, 2020, the Company only had Class F ordinary shares. For the three and nine months ended September 30, 2021, earnings are shared pro rata between the two classes of ordinary shares as follows:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$32,628,514	$8,157,129	$228,846,242	$57,211,560
Denominator:
Weighted average ordinary shares outstanding:	35,000,000	8,750,000	35,000,000	8,750,000
Basic and diluted net income per ordinary share	$0.93	$0.93	$6.54	$6.54

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

A wholly-owned subsidiary of the Company, formed during the year ended December 31, 2020, is subject to income tax in the Netherlands. As of December 31, 2020, the subsidiary had a deferred tax asset of $3,117 that was offset by a valuation allowance. There was no change in the subsidiary’s tax position as of September 30, 2021.

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

On March 29, 2021, the Sponsor issued a promissory note to the Company for borrowings of up to $7,000,000. The promissory note does not bear interest, and any borrowings made are due on the earlier of March 29, 2022 or the consummation of a Business Combination, except in the event of a default, as defined in the promissory note agreement, at which point any outstanding borrowings become due immediately. On each of March 29, 2021 and September 30, 2021, the Company borrowed $2,000,000 under the promissory note. As of September 30, 2021, the balance of the promissory note due to the Sponsor was $4,000,000.

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

Policy Review Engagement

In December 2020, the board of directors authorized the Company to engage Y Analytics, an affiliate of the Company, to evaluate the Company’s environmental, social and governance (“ESG”) policies. The total cost of this engagement is $250,000, of which $200,000 was expensed in 2020 and is included in accrued professional fees and other expenses in the condensed and consolidated balance sheet as of September 30, 2021.

Administrative Service Agreement

On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor upon completion of the Public Offering, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2021, the Company incurred expenses of $150,000 and $450,000, respectively, under this agreement.

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

On October 14, 2020, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For the three and nine months ended September 30, 2021, the Permitted Investments generated interest income of $5,377 and $15,956 all of which was reinvested in Permitted Investments.

At September 30, 2021, the balance of funds held in the Trust Account was $350,020,574.

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

7. Shareholders’ (Deficit) Equity

Class A Ordinary Shares

The Company is currently authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At each of September 30, 2021 and December 31, 2020, there were 35,000,000 Class A ordinary shares issued and outstanding. Of the 35,000,000 Class A ordinary shares outstanding at September 30, 2021 and December 31, 2020, 35,000,000 shares were subject to possible redemption and are classified outside of shareholders’ equity at the balance sheet.

Class F Ordinary Shares

The Company is currently authorized to issue 20,000,000 Class F ordinary shares. At September 30, 2021 and December 31, 2020, there were 8,750,000 Class F ordinary shares (Founder Shares) issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Fair Value Measurements

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$13,828,339	$—	$—	$13,828,339
Private Placement Warrants	—	11,851,445	—	11,851,445
Forward purchase agreements (FPAs)	—	—	8,948,569	8,948,569
Total	$13,828,339	$11,851,445	$8,948,569	$34,628,353

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$51,380,000	$—	$—	$51,380,000
Private Placement Warrants	—	—	89,862,127	89,862,127
Forward purchase agreements (FPAs)	—	—	186,468,494	186,468,494
Total	$51,380,000	$—	$276,330,621	$327,710,621

The following table presents the changes in the fair value of the Company’s derivative liabilities that are measured at fair value for the three and nine months ended September 30, 2021. The Company did not hold any derivative liabilities measured at fair value as of or for the three and nine months ended September 30, 2020.

	Warrants	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value at June 30, 2021	$23,170,000	$19,860,000	$33,630,000	$76,660,000
Change in fair value	(9,341,661)	(8,008,555)	(24,681,431)	(42,031,647)
Fair value at September 30, 2021	$13,828,339	$11,851,445	$8,948,569	$34,628,353

	Warrants	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value at December 31, 2020	$51,380,000	$89,862,127	$186,468,494	$327,710,621
Change in fair value	(37,551,661)	(78,010,682)	(177,519,925)	(293,082,268)
Fair value at September 30, 2021	$13,828,339	$11,851,445	$8,948,569	$34,628,353

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at September 30, 2021 and December 31, 2020 was a market approach.

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level 3 inputs to determine fair value for the three and nine months ended September 30, 2021. The Company did not hold any Level 3 financial instruments as of or for the three and nine months ended September 30, 2020. During the three months ended June 30, 2021, the Private Placement Warrants transferred from Level 3 to Level 2.

	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value at December 31, 2020	$89,862,127	$186,468,494	$276,330,621
Change in fair value	(33,879,330)	(73,444,316)	(107,323,646)
Fair value at March 31, 2021	55,982,797	113,024,178	169,006,975
Transfer out of Level 3	(55,982,797)	—	(55,982,797)
Change in fair value	—	(79,394,178)	(79,394,178)
Fair value at June 30, 2021	$—	$33,630,000	$33,630,000
Change in fair value	—	(24,681,431)	(24,681,431)
Fair value at September 30, 2021	$—	$8,948,569	$8,948,569

9. Subsequent Events

As of the date of this filing, EVBox Group has not delivered the 2020 Audit or the Interim Unaudited Financial Statements pursuant to the Business Combination Agreement. Therefore, Engie Seller’s expense reimbursement obligations in the event the Business Combination Agreement is terminated by any party for any reason, have increased by EUR 3,000,000 to an amount equal to EUR 15,000,000. Pursuant to the Third Amendment, the Company has offered to terminate the existing Subscription Agreements with all PIPE investors with respect to the Business Combination, certain of which have terminated as of the date of this filing, and the Company has released all investors under the Forward Purchase Agreements from their obligations under such agreements solely with respect to the pending Business Combination.

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

At September 30, 2021, we held cash of $257,274 and current liabilities of $44,683,964. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Proposed Business Combination

On December 10, 2020 (the “Signing Date”), the Company, Edison Holdco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) and wholly owned subsidiary of the Company (“Dutch Holdco”), New TPG Pace Beneficial Finance Corp., an exempted company incorporated in the Cayman Islands with limited liability under company number 368739 and wholly owned subsidiary of Dutch Holdco (“New SPAC”), ENGIE New Business S.A.S., a société par actions simplifiée organized and existing under the laws of France (“Engie Seller”) and EV Charged B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“EVBox Group”), entered into a Business Combination Agreement (as amended, the “Business Combination Agreement,” and the transactions contemplated thereby, the “Proposed Business Combination”), wherein, among other things, immediately prior and in connection with the closing (i) the Company and Dutch Holdco will enter into an agreement for the repurchase by Dutch Holdco of ordinary shares in Dutch Holdco, par value EUR 0.01 (the “Dutch Holdco Common Shares”), held by the Company, subject to the completion of the SPAC Merger (as defined below), (ii) the Company will contribute to Dutch Holdco the aggregate amount of cash held by the Company at such time (including the aggregate amount paid by Investors pursuant to the Subscription Agreements (as defined below) and certain forward purchase agreements) (the “Dutch Holdco Contribution”), (iii) immediately following the Dutch Holdco Contribution, the Company will merge with and into New SPAC, with New SPAC surviving as a wholly owned subsidiary of Dutch Holdco (the “SPAC Merger”), and (iv) immediately after the SPAC Merger, Engie Seller will, directly or indirectly, sell, transfer, assign, convey or contribute to Dutch Holdco all of the issued and outstanding equity interests in EVBox Group, for a purchase price of approximately $786.5 million (the “Purchase Price”), consisting of (i) cash in an amount equal to 50% of the amount of available cash in excess of $260.0 million plus the transaction expenses borne by the Company, (ii) cash in an amount equal to 60% of the amount of available cash in excess of $560.0 million plus the transaction expenses borne by the Company, (iii) cash in an amount equal to 50% of the cash incentive compensation awards granted to certain employees of EVBox Group that will become payable as of the closing (the “Closing Incentive Awards Portion”) and (iv) Dutch Holdco Common Shares, valued at $10.00 per share, in respect of the remaining portion of the Purchase Price;

provided, that in no event will the cash consideration described in clauses (i) to (iii) exceed $180.0 million, plus the Closing Incentive Awards Portion.

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

On August 6, 2021, the Company, Dutch Holdco, New SPAC, Engie Seller and EVBox Group entered into that certain Third Amendment to the Business Combination Agreement (the “Third Amendment”) pursuant to which, among other things and subject to the terms and conditions contained therein, the parties thereto (i) extended the Outside Date (as defined in the Business Combination Agreement) from August 6, 2021 to December 31, 2021, (ii) provided the Company the right to terminate the Business Combination Agreement in its sole discretion at any time during the fifteen business day period following the date on which EVBox Group delivers to the Company the Interim Unaudited Financial Statements (as defined in the Third Amendment), in addition to the Company’s existing right to terminate the Business Combination Agreement during the fifteen business day period following its receipt of the 2020 Audit (as defined in the Business Combination Agreement), in each case subject to extension in certain circumstances, (iii) provided the Company with the ability to (a) release the investors under the Subscription Agreements and Forward Purchase Agreements from their respective obligations under such agreements and (b) enter into certain replacement financing arrangements relating to the Business Combination, (iv) replaced the closing condition that the Company have at least $250,000,000 in Available Cash (as defined in the Business Combination Agreement) with a new closing condition that the Company have at least an amount of Available Cash to be mutually agreed by the Company and Engie Seller, (v) amended the terms of Engie Seller’s expense reimbursement obligations to provide the Company with the right to be reimbursed by Engie Seller, in the event the Business Combination Agreement is terminated by any party for any reason, in an amount equal to EUR 12,000,000, which amount shall be increased by EUR 3,000,000 if EVBox Group fails to deliver both the 2020 Audit and the Interim Unaudited Financial Statements to the Company on or before October 22, 2021, and (vi) revised certain other provisions of the Business Combination Agreement as needed to reflect the implementation of the amendments described in the foregoing clauses (i) through (v).

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

Recent Developments

As of the date of this Quarterly Report on Form 10-Q, EVBox Group has not delivered the 2020 Audit or the Interim Unaudited Financial Statements pursuant to the Business Combination Agreement. Therefore, Engie Seller’s expense reimbursement obligations in the event the Business Combination Agreement is terminated by any party for any reason, have increased by EUR 3,000,000 to an amount equal to EUR 15,000,000. Pursuant to the Third Amendment, the Company has offered to terminate the existing Subscription Agreements with the Investors, certain of which have terminated as of the date of this filing, and the Company has released all investors under the Forward Purchase Agreements from their obligations under such agreements solely with respect to the pending Business Combination.

Please see “Item 1A. Risk Factors—Significant uncertainty exists regarding whether the Proposed Business Combination will ultimately be completed on the terms currently contemplated or at all” for more information.

Results of Operations

For the three months ended September 30, 2021 and 2020, we earned net income of $40,785,643 and incurred a net loss of $14,183, respectively. Net income for the three months ended September 30, 2021 consisted primarily of a $42,031,647 gain due to a change in the fair value of our derivative liabilities offset by professional fees and other expenses of $1,251,381.

For the nine months ended September 30, 2021 and 2020, we earned net income of $286,057,802 and incurred a net loss of $15,051, respectively. Net income for the nine months ended September 30, 2021 consisted primarily of a $293,082,268 gain due to a change in the fair value of our derivative liabilities offset by professional fees and other expenses of $7,040,422.

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

On March 29, 2021, the Sponsor issued a promissory note to us for borrowings of up to $7,000,000. The promissory note does not bear interest, and any borrowings made are due on the earlier of March 29, 2022 or the consummation of a Business Combination, except in the event of a default, as defined in the promissory note agreement, at which point any outstanding borrowings become due immediately. On each of March 29, 2021 and September 30, 2021, we borrowed $2,000,000 under the promissory note to fund working capital requirements. As of September 30, 2021, the balance of the promissory note due to our Sponsor was $4,000,000.

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

During the nine months ended September 30, 2021, we earned interest income of $15,956 on investments held in the Trust Account.

At September 30, 2021, we had cash held outside of the Trust Account of $257,274, which is available to fund our working capital requirements.

At September 30, 2021, we had current liabilities of $44,683,964, including derivative liabilities of $34,628,353 related to the fair value of certain of our warrants and forward purchase agreements exercisable for our Class A ordinary shares, a promissory note payable to our Sponsor of $4,000,000, and accrued professional fees and other expenses of $6,055,611 primarily due to costs associated with our identification and evaluation of potential Business Combinations. The identification and evaluation of potential Business Combinations is continuing after September 30, 2021, and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds

We may also need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Contractual Obligations

At September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At September 30, 2021, we had outstanding warrants and forward purchase contracts to purchase up to 25,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary share since the exercise of the warrants and forward purchase contracts is contingent upon the occurrence of future events. At September 30, 2020, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three months and nine months ended September 30, 2021 and 2020, respectively.

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

The Company performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its unaudited financial statements in this Form 10-Q as of and for the three and nine months ended September 30, 2021, are fairly presented, in all material respects, in accordance with U.S. GAAP.

Remediation Plan

The Company remediated this material weakness by, among other things, devoting significant effort and resources to the remediation and improvement of its internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. The Company enhanced its processes to identify and appropriately apply applicable accounting requirements to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its securities and financial statements. The Company provided enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The actions taken by the Company were subject to ongoing senior management review and Audit Committee oversight. As a result of the foregoing efforts, management concluded that as of the filing date of the Company’s Form 10-Q for the period ended June 30, 2021, August 12, 2021, the material weakness had successfully been remediated.

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

TPG PACE BENEFICIAL FINANCE CORP.

Date: November 8, 2021	By:	/s/ Karl Peterson
Karl Peterson
Non-Executive Chairman and Director

Date: November 8, 2021	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)