Form 10-K
period 2021-12-31
TPG Pace Beneficial Finance Corp.
filed 2022-02-17
CIK 1819399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

At June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $450,450,000 based on the last reported sales price of $12.87 on the New York Stock Exchange.

At February 11, 2022, there were 35,000,000 Class A ordinary shares, $0.0001 par value per share, and 8,750,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to TPG Pace Beneficial Finance Corp., a blank check company incorporated on July 11, 2019 as a Cayman Islands exempted company. References to our “Sponsor” refer to TPG Pace Beneficial Finance Sponsor, Series LLC, an affiliate of each of David Bonderman and Karl Peterson, our Directors. References to “TPG” refer collectively to TPG Inc. and its affiliates, including our Sponsor. TPG is a leading global private investment firm founded in 1992 with more than $109 billion of assets under management as of September 30, 2021 and investment and operational teams in 12 offices globally. References to our “Public Offering” refer to the initial public offering of TPG Pace Beneficial Finance Corp. which closed on October 9, 2020 (the “Close Date”).

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

On August 12, 2019, our Sponsor purchased an aggregate of 20,000,000 Class F ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.001 per share. On October 2, 2020, our Sponsor forfeited 9,937,500 Founder Shares for no consideration. On October 2, 2020, our Sponsor transferred 40,000 Founder Shares to each of our four independent directors at their original purchase price. On November 20, 2020, our Sponsor forfeited 1,312,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2021, our Sponsor and four independent directors (collectively, the “Initial Shareholders”) held, collectively, 8,750,000 Founder Shares.

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

Terminated Business Combination

On December 10, 2020 (the “Signing Date”), the Company, Edison Holdco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) and wholly owned subsidiary of the Company (“Dutch Holdco”), New TPG Pace Beneficial Finance Corp., an exempted company incorporated in the Cayman Islands with limited liability under company number 368739 and wholly owned subsidiary of Dutch Holdco (“New SPAC”), ENGIE New Business S.A.S., a société par actions simplifiée organized and existing under the laws of France (“Engie Seller”) and EV Charged B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“EVBox Group”), entered into a Business Combination Agreement (as amended, the “Business Combination Agreement,” and the transactions contemplated thereby, the “Proposed Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company would merge with and into New SPAC, with New SPAC surviving as a wholly owned subsidiary of Dutch Holdco, and immediately thereafter, Engie Seller would, directly or indirectly, sell, transfer, assign, convey or contribute to Dutch Holdco all of the issued and outstanding equity interests in EVBox Group.

On December 29, 2021, the Company, Dutch Holdco, New SPAC, Engie Seller and EVBox Group entered into a Termination of the Business Combination Agreement (the “Termination Agreement”) pursuant to which the parties mutually agreed to terminate the Business Combination Agreement effective as of such date, after taking several factors into consideration. Pursuant to Section 2 of the

Termination Agreement, the parties have agreed that as a reimbursement of certain expenses incurred by the Company in connection with the Business Combination Agreement and the Proposed Business Combination as originally contemplated in the Business Combination Agreement, Engie Seller shall make or cause to be made to the Company a cash payment equal to EUR 15,000,000.

As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is of no further force and effect, and certain transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, the Shareholders Agreement, dated as of December 10, 2020 and to be effective as of the closing of the Proposed Business Combination, by and among Dutch Holdco, our Sponsor and Engie Seller, will either be terminated or no longer be effective, as applicable, in accordance with their respective terms. Pursuant to the Third Amendment to the Business Combination Agreement, the Company has terminated the existing Subscription Agreements with all PIPE investors with respect to the now terminated Proposed Business Combination, and the Company has released all investors under the forward purchase agreements from their obligations under such agreements solely with respect to the now terminated Proposed Business Combination.

The Company intends to continue to pursue the consummation of a Business Combination with an appropriate target. With the Business Combination Agreement terminated, the Company, Engie Seller and EVBox Group may (but are not required to) continue to discuss a potential Business Combination transaction involving the Company and EVBox Group.

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

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our Business Combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

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

Prior to our Public Offering, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Business Combination.

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

Furthermore, once a Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring, or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any Business Combination, negatively.

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

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company.

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

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

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

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. However, a proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

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

Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. Redemptions of our Public Shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our Business Combination. For example, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of a proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of a proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the Excess Shares (as defined below). We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

If a proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until 24 months from the Close Date.

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

These provisions cannot be amended without the approval of a special resolution under Cayman Islands law, being the affirmative vote of a majority of at least two-thirds of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. In the event we seek shareholder approval in connection with our Business Combination, our amended and restated memorandum and articles of association provides that we may consummate our Business Combination only if approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting.

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

In addition, TPG or its affiliates may sponsor other blank check companies similar to ours during the period in which we are seeking a Business Combination, and members of our management team may participate in such blank check companies. In particular, TPG is currently sponsoring two other blank check companies, TPG Pace Beneficial II Corp., which is a blank check company focusing on a Business Combination with a target business with the potential for strong ESG principles, and AfterNext HealthTech Acquisitions Corp. Although the Company intends to seek a Business Combination with a target business with the potential for strong ESG principles, it may seek to complete a Business Combination in any industry or location. Further, our Non-Executive Chairman and Director, Mr. Peterson, also serves as the Non-Executive Chairman and Director of one of our other blank check companies listed above, and most of our directors also serve as director for TPG Pace Beneficial II Corp. Mr. MacDougall, our President, also serves as President of TPG Pace Beneficial II Corp. In addition, Mr. Davidson, our Chief Financial Officer, also serves as the Chief Financial Officer of our two other blank check companies listed above, and Mr. Tamraz, our Executive Vice President of Corporate Development and Secretary, also serves as the Secretary of TPG Pace Beneficial II Corp. Any such companies, including our two other blank check companies, may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams, as is the case with our other two blank check companies.

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

Periodic Reporting and Financial Information

Our Units, Public Shares and Warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. Our website is located at https://pace.tpg.com/pace-beneficial-finance/. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the uniform resource locators (“URLs”) for these websites are intended to be inactive textual references only.

In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains consolidated financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials, as applicable, sent to shareholders to assist them in assessing the target business. In the event that the Business Combination is not consummated, we will provide shareholders with audited financial statements of any other prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or International Financing Reporting Standards (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the United States Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures as of December 31, 2021 as required by the Sarbanes-Oxley Act (“Sarbanes-Oxley Act”). In the event we are deemed to be a large accelerated filer or an accelerated filer as of December 31, 2022, and no longer qualify as an emerging growth company, we will be required to have our internal control procedures audited as of December 31, 2023. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete a business acquisition with such a target business.

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

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be found below in “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our Business Combination, particularly in light of disruption that may result from limitations imposed by the COVID-19 (as defined below) pandemic;
•	our expectations around the performance of the prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Business Combination;
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

Our Sponsor, officers and directors have agreed that we must complete our Business Combination within 24 months from the Close Date. We may not be able to find a suitable target business and complete our Business Combination within such time period. Our ability to complete our Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic is ongoing, both in the U.S. and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not completed our Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law, in which case our public shareholders may only receive $10.00 per share, our redeemable warrants and any private placement warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States and Europe. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including the duration, severity and spread of the pandemic, actions taken to contain its spread, any further resurgence of COVID-19, the severity and transmission rates of new variants of COVID-19, the availability, distribution and efficacy of vaccines and therapeutics for COVID-19, and how quickly and to what extent normal economic and operating conditions can resume. If the disruptions posed by COVID-19 or other matters of global concern continue, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Business Combination and could even result in our inability to find a target or to consummate a Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, fewer attractive targets may be available to consummate a Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate a Business Combination, and may result in our inability to consummate a Business Combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete a Business Combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us, our management team and directors. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased, and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate a Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination entity’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete a Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity, and could interfere with or frustrate our ability to consummate a Business Combination on terms favorable to our investors.

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

Our Units, Class A ordinary shares and redeemable warrants are listed on the NYSE. Although we currently meet the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be, listed on the NYSE in the future or prior to our Business Combination. In order to continue listing our securities on the NYSE prior to our Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (400 round lot holders). Additionally, in connection with our Business Combination, we will be required to demonstrate round lot compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $4.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide a reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and deter and detect any material fraud, and to maintain effective disclosure controls and procedures. If we cannot provide reliable financial reports or prevent material fraud, our reputation and operating results would be harmed. We had a material weakness in our internal control over financial reporting as of December 31, 2020, and as a result our disclosure controls and procedures were not effective as of December 31, 2020, as further described under Part II of this Annual Report on Form 10-K. The actions taken by the Company are subject to ongoing senior management review and Audit Committee oversight. Efforts to remediate the material weakness were completed by the end of the second quarter of 2021. Our efforts to develop and maintain our internal control and to remediate material weaknesses in our controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls, or difficulties encountered in their implementation or other effective improvement of our internal controls could harm our operating results. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

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

If the net proceeds of our Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months, we may be unable to complete our Business Combination, in which case our public shareholders may receive $10.00 per share, or less than such amount in certain circumstances, and our redeemable warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least 24 months, assuming that our Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the Public Offering and potential loans from certain of our affiliates are discussed in the section of this Annual Report on Form 10-K titled ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’ However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the Trust Account, will be sufficient to allow us to operate for the next 24 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our redeemable warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

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

There are circumstances in which the exercise of the warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the Class A ordinary shares issuable upon exercise of any warrant is not effective by the 60th business day after the closing of our Business Combination, redeemable warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our Class A ordinary shares are at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of redeemable warrants who exercise their redeemable warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call our redeemable warrants for redemption when the price per Class A ordinary share equals or exceeds $18.00, we may require any holders wishing to exercise their warrants prior to the date of redemption to do so on a cashless basis. In any of the circumstances described above, each holder would exchange a number of warrants for a number of Class A ordinary shares equal to the number of warrants exchanged multiplied by the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (as defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.3611 Class A ordinary shares per whole warrant (subject to adjustment). The “fair market value” of our Class A ordinary shares as used in this paragraph shall mean the average reported last sale price of our Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Fourth, if we call our redeemable warrants for redemption when the price per Class A ordinary share equals or exceeds $10.00, holders who exercise their warrants will receive that number of shares set forth in the table in the warrant agreement. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

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

Although we expect to complete a Business Combination with a company strongly committed to ESG principles, we may seek to complete a Business Combination with an operating company in any industry, sector or location. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value of their shares.

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

We will consider a Business Combination outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. Although our management will endeavor to evaluate risks inherent in any Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account, and our redeemable warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

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

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the target business or businesses in our Business Combination is fair to our shareholders from a financial point of view.

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

We may issue a substantial number of additional ordinary shares, and may issue preferred shares, in order to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares to redeem the redeemable warrants or upon conversion of the Class F ordinary shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to our Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Business Combination. The issuance of additional ordinary shares or preferred shares:

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

Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. Peterson and our other officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Business Combination. The service of certain of our officers and directors, including Mr. Peterson, depends in part on their continued engagement with us (which, in certain cases, depends on their continued engagement with TPG). These arrangements are “at will” and thus can be terminated by either party at any time, including for reasons that may be unrelated to us. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for private investment funds of which affiliates of TPG are the investment managers and certain of our officers and directors intend to devote time and attention to our other two blank check companies. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

We may engage TPG Capital BD, LLC, or other affiliates of our sponsor, as our financial advisor or agent on our Business Combinations and other transactions. Any fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such affiliate provides.

We may engage TPG Capital BD, LLC, or another affiliate of our sponsor, as a financial advisor or other advisor or agent in connection with our Business Combination and pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. Pursuant to any such engagement, the affiliate may earn its fee upon closing of the Business Combination. The payment of such fee would likely be conditioned upon the completion of the Business

Combination. Therefore, our sponsor may have additional financial interests in the completion of the Business Combination. These financial interests may influence the advice any such affiliate provides us as our financial advisor, which advice would contribute to our decision on whether to pursue a Business Combination with any particular target.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by TPG, which, among other things, is the investment manager to various private investment funds which make investments in securities or other interests of or relating to companies in industries we may target for our Business Combination. In addition, certain of our officers and directors intend to devote time and attention to our other two blank check companies. Our independent directors also serve as officers and board members for other entities, including TPG Pace Beneficial II Corp. and AfterNext HealthTech Acquisition Corp. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Management—Directors and Executive Officers.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including TPG Pace Beneficial II Corp. or another blank check company, including AfterNext HealthTech Acquisition Corp., and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Subject to his or her fiduciary duties under Cayman Islands law, none of our officers or directors who are also employed by our Sponsor’s affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware. Certain of these officers and directors, however, have fiduciary and contractual duties to TPG and to certain companies in which TPG has invested, including the duty to offer acquisition opportunities to TPG funds or to companies of which they are officers or directors. These entities, including TPG Pace Beneficial II Corp. and AfterNext HealthTech Acquisition Corp., may compete with us for acquisition opportunities. For example, as a result of the contractual duties to TPG, certain officers and directors would be required to first present acquisition opportunities that fall within a TPG fund’s investment objectives or strategies to that fund, subject to their fiduciary duties as a matter of Cayman Islands law. A decision by the TPG fund to pursue the opportunity would preclude us from pursuing it. While these duties could limit the universe of potential acquisition targets available to us, we do not expect them to present in practice a significant conflict of interest with our search for a Business Combination.

In addition, TPG or its affiliates may sponsor other blank check companies similar to ours, including in connection with their Business Combinations, during the period in which we are seeking a Business Combination, and members of our management team may participate in such blank check companies. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to other blank check companies with which they may become involved. Our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors, may choose to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, TPG or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to search for a Business Combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. For more information, please see Item 10. “Directors, Executive Officers and Corporate Governance.”

In particular, TPG is currently sponsoring two other blank check companies, TPG Pace Beneficial II Corp. and AfterNext HealthTech Acquisition Corp. Any such companies, including TPG Pace Beneficial II Corp. and AfterNext HealthTech Acquisition Corp., may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams, like in TPG Pace Beneficial Finance Corp. and TPG Pace Beneficial II Corp. TPG has complete discretion, subject to applicable fiduciary duties, as to which blank check company it chooses to pursue a Business Combination and the order in which it pursues Business Combinations for any of its existing or future blank check companies. As a result, TPG may pursue Business Combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing Business Combinations prior to its blank check companies that were launched earlier.

In addition to the above, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for private investment funds of which affiliates of TPG are the investment managers.

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

TPG is not under any obligation to source any potential opportunities for our Business Combination. TPG may have a duty to offer Business Combination opportunities to certain TPG funds before we may seek to engage in transactions with businesses that could have otherwise been attractive business combination opportunities for us.

TPG may become aware of a potential business combination opportunity that may be an attractive opportunity for our company. However, TPG is not under any obligation to source any potential opportunities for our initial business combination or refer any such opportunities to our company or provide any other services to our company. TPG’s role with respect to our company is expected to be primarily passive and advisory in nature. TPG has fiduciary and contractual duties to its investment vehicles and to certain companies in which TPG has invested. As a result, TPG may have a duty to offer business combination opportunities to certain TPG funds before we may seek to engage in transactions with businesses that could have otherwise been attractive business combination opportunities for us. Additionally, certain companies in which TPG has invested may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial business combination. Transactions of these types may present a conflict of interest because TPG may directly or indirectly receive a financial benefit as a result of such transaction.

We are not an investment advisory client of our Sponsor or TPG under the Investment Advisers Act, and we are not an investment company under the Investment Company Act.

Neither our Sponsor nor TPG will be providing investment advisory services to us, and we are not an investment advisory client of our Sponsor or TPG under the Investment Advisers Act of 1940 (the “Advisers Act”). We are not a TPG fund. This means that we are not entitled to the protections afforded to clients under the Advisers Act, and our Sponsor and TPG owe no fiduciary duties to us under the Advisers Act. In particular, our Sponsor and TPG have no fiduciary or other duties to present us with any potential acquisition opportunities or any information, investment strategies or ideas known to them or developed or used in connection with their other investment activities, and, in certain cases, may be prohibited from doing so.

We will reimburse TPG for any expenses related to identifying, investigating and completing Business Combination that TPG allocates to us in its discretion. This could create a conflict of interest because TPG will be incentivized to allocate these expenses to us, rather than to their other respective affiliates.

We will reimburse TPG for any expenses related to identifying, investigating and completing a Business Combination, including any expenses incurred in connection with pursuing an acquisition opportunity that was ultimately not consummated, as well as any expenses for research or related diligence from which we have benefited, regardless of whether the research or diligence is attributable to a particular investment opportunity or results in a Business Combination. TPG will allocate any such expenses to us in its discretion. For example, if expenses are incurred relating to an investment opportunity that is ultimately not consummated, and TPG determines, in its discretion, that we pursued such investment opportunity, we will be responsible for some or all of the expenses, as determined by TPG. As another example, if TPG bears expenses for general research or diligence that is shared with us, we will reimburse TPG for our share of these expenses, as determined by TPG. TPG’s discretion to allocate expenses to us may result in actual or potential conflicts because TPG will have an incentive to allocate expenses to us, rather than to its other affiliates.

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

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

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

Although we believe that the net proceeds of the Public Offering and the sale of the Private Placement Warrants and the forward purchase securities will be sufficient to allow us to complete our Business Combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Public Offering and the sale of the Private Placement Warrants and the forward purchase securities prove to be insufficient, either because of the size of our Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our Business Combination or the terms of negotiated transactions to purchase shares in connection with our Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, plus any pro-rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes on the liquidation of our Trust Account and our redeemable warrants will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our Business Combination.

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

The nominal purchase price paid by our Sponsor for the Founder Shares may significantly dilute the implied value of the Public Shares in the event we consummate a Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate a Business Combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

While our Units were sold at $10.00 each in our Public Offering, our Sponsor paid only a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.003 per share. As a result, the value of your Public Shares may be significantly diluted in the event we consummate a Business Combination. For example, the following table shows the Public Shareholders’ and Sponsor’s investment per share and how that compares to the implied value of one of our shares upon the consummation of our Business Combination if at that time we were valued at $350,000,000, which is the amount we would have for our Business Combination in the Trust Account assuming no interest is earned on the funds held in the Trust Account, and no Public Shares are redeemed in connection with our Business Combination. At such valuation, each of our ordinary shares would have an implied value of $8.00 per share, which is a 20% decrease as compared to the initial implied value per Public Share of $10.00.

Public Shares	35,000,000
Founder Shares	8,750,000
Total shares	43,750,000
Total funds in trust available for Business
Combination (1)	$350,000,000
Implied value per share	$8.00
Public Shareholders’ investment per share (2)	$10.00
Sponsor’s investment per share (3)	$0.003

(1)

Does not take into account other potential impacts on our valuation at the time of the business combination, such as the value of our public and private warrants, the trading price of our Public Shares, the business combination transaction costs (including payment of $12,250,000 of deferred underwriting commissions), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects.

(2)	While the Public Shareholders’ investment is in both the Public Shares and the public warrants, for purposes of this table the full investment amount is ascribed to the Public Shares only.
(3)	The Sponsor’s total investment in the equity of the company, inclusive of the Founder Shares and the Sponsor’s $9,000,000 investment in the Private Placement Warrants, is approximately $9,025,000.

While the implied value of our Public Shares may be diluted, the implied value of $8.00 per share would represent a significant implied profit for our Sponsor relative to the initial purchase price of the Founder Shares. Our Sponsor has invested an aggregate of approximately $9,025,000 in us in connection with the Public Offering, comprised of the $25,000 purchase price for the Founder Shares and the $9,000,000 purchase price for the Private Placement Warrants. At $8.00 per share, the 8,750,000 Founder Shares would have an aggregate implied value of $70,000,000. As a result, even if the trading price of our ordinary shares significantly declines, our Sponsor will stand to make significant profit on its investment in us. In addition, our Sponsor could potentially recoup its entire investment in us even if the trading price of our ordinary shares were as low as $1.03 per share and even if the Private Placement Warrants are worthless. As a result, our Sponsor is likely to make a substantial profit on its investment in us even if we select and consummate a Business Combination that causes the trading price of our ordinary shares to decline, while our Public Shareholders who purchased their Units in the Public Offering or secondary market could lose significant value in their Public Shares. Our Sponsor may therefore be economically incentivized to consummate a Business Combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares.

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

We have issued Private Placement Warrants to purchase 6,000,000 of our Class A ordinary shares, each at an exercise price of $11.50 per share. In addition, no later than simultaneously with the consummation of our Business Combination, forward purchase warrants to purchase at least 1,000,000 Class A ordinary shares that will be issued pursuant to the original forward purchase agreement (as part of the forward purchase securities), and additional forward purchase warrants to purchase as many as 1,000,000 Class A ordinary shares that will be issued pursuant to the forward purchase agreements (or such greater amount as mutually agreed upon) if the additional forward purchasers elect to purchase the full amount of additional forward purchase securities, subject to the approval of the board of directors and our Sponsor. On the Close Date, we issued an aggregate of 6,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. Our Initial Shareholders currently own an aggregate of 8,750,000 Founder Shares. The Founder Shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Our warrants are also redeemable by us for Class A ordinary shares.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. We had a material weakness in our internal control over financial reporting as of December 31, 2020, and as a result our disclosure controls and procedures were not effective as of December 31, 2020, as further described under Part II of this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We were advised by Maples and Calder, our Cayman Islands legal counsel in connection with the Public Offering, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. Our failure to address and comply with these laws or regulations and any subsequent changes, as interpreted and applied, could adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operation.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units began trading on the NYSE under the symbol “TPGY.U” on October 7, 2020. On November 27, 2020, our Class A ordinary shares and Warrants began trading on the NYSE under the symbols “TPGY” and “TPGY WS,” respectively. Each Unit includes one-fifth of one Warrant, and each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated October 6, 2020 which was filed with the SEC on October 8, 2020. Only whole Warrants will be issued on separation of Units, and only whole Warrants may be traded and be exercised for Class A ordinary shares. The Warrants will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months after the Close Date. Our Warrants expire five years after the completion of our Business Combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit, Class A ordinary share and Warrant as reported on the NYSE for the years ended December 31, 2021 and 2020.

			Class A ordinary
	Units (TPGY.U)		shares (TPGY)		Warrants (TPGY WS)
	High	Low	High	Low	High	Low
Year ended December 31, 2021:
Quarter ended December 31, 2021	$13.08	$9.95	$12.62	$9.80	$3.39	$0.65
Quarter ended September 30, 2021	$13.89	$10.28	$14.17	$10.00	$3.74	$1.48
Quarter ended June 30, 2021	$23.06	$11.74	$21.59	$11.00	$8.35	$2.10
Quarter ended March 31, 2021	$35.97	$15.19	$34.28	$14.68	$12.00	$4.04
Year ended December 31, 2020:
Quarter ended December 31, 2020(1)	$37.36	$10.00	$33.88	$9.76	$10.50	$1.55

_________________________________________________________________________________________________________________________________________________________________

(1) Beginning on October 7, 2020 with respect to TPGY.U and November 27, 2020 with respect to TPGY and TPGY  WS.

(b) Holders

At February 11, 2022, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary shares, and two holders of record of our separately traded Warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

The graph below compares the cumulative total return for our Units for the year ended December 31, 2021 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), the Dow Jones Industrial Average Index (“DJIA”) and NASDAQ. The graph assumes $100 invested on January 4, 2021 in each of our Units and the three indices presented.

Comparison of Cumulative Total Return
$135
$115
$95
$75
$55
$35
01/04/21
03/04/21
05/04/21
07/04/21
09/04/21
11/04/21
S&P 500
DJIA
NASDAQ
TPGY.U

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

Item 6. [Reserved]

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

At December 31, 2021, we held cash of $1,133,113 and current liabilities of $24,608,847. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Going Concern

If we do not complete an initial Business Combination within 24 months from the Close Date, we will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued as part of the Units in the Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price per Unit in the Public Offering. In addition, if we fail to complete our Business Combination within 24 months of the Close Date, there will be no redemption rights or liquidating distributions with respect to warrants to purchase our Class A ordinary shares, which will expire worthless. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about our ability to continue as a going concern.

The consolidated financial statements presented in this Annual Report on Form 10-K have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Terminated Business Combination

On December 10, 2020 (the “Signing Date”), the Company, Edison Holdco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) and wholly owned subsidiary of the Company (“Dutch Holdco”), New TPG Pace Beneficial Finance Corp., an exempted company incorporated in the Cayman Islands with limited liability under company number 368739 and wholly owned subsidiary of Dutch Holdco (“New SPAC”), ENGIE New Business S.A.S., a société par actions simplifiée organized and existing under the laws of France (“Engie Seller”) and EV Charged B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“EVBox Group”), entered into a Business Combination Agreement (as amended, the “Business Combination Agreement,” and the transactions contemplated thereby, the “Proposed Business Combination”), pursuant to which, among other things, and subject to the terms and conditions contained therein, the Company would merge with and into New SPAC, with New SPAC surviving as a wholly owned subsidiary of Dutch Holdco, and immediately thereafter, Engie Seller would, directly or indirectly, sell, transfer, assign, convey or contribute to Dutch Holdco all of the issued and outstanding equity interests in EVBox Group.

On December 29, 2021, the Company, Dutch Holdco, New SPAC, Engie Seller and EVBox Group entered into the Termination Agreement, pursuant to which the parties mutually agreed to terminate the Business Combination Agreement effective as of such date, after taking several factors into consideration. Pursuant to Section 2 of the Termination Agreement, the parties have agreed that as a reimbursement of certain expenses incurred by the Company in connection with the Business Combination Agreement and the Proposed Business Combination as originally contemplated in the Business Combination Agreement, Engie Seller shall make or cause to be made to the Company a cash payment equal to EUR 15,000,000.

As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is of no further force and effect, and certain transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, the Shareholders Agreement, dated as of December 10, 2020 and to be effective as of the closing of the Proposed Business Combination, by and among Dutch Holdco, our Sponsor and Engie Seller, will either be terminated or no longer be effective, as applicable, in accordance with their respective terms. Pursuant to the Third Amendment to the Business Combination Agreement, the Company has terminated the existing Subscription Agreements with all PIPE investors with respect to the Proposed Business Combination, and the Company has released all investors under the forward purchase agreements from their obligations under such agreements solely with respect to the Proposed Business Combination.

The Company intends to continue to pursue the consummation of a Business Combination with an appropriate target. With the Business Combination Agreement terminated, the Company, Engie Seller and EVBox Group may (but are not required to) continue to discuss a potential Business Combination transaction involving the Company and EVBox Group.

Results of Operations

For the years ended December 31, 2021 and 2020, we earned net income of $324,675,102 and incurred a net loss of $312,407,604, respectively. Net income for the year ended December 31, 2021 consisted primarily of a $317,155,432 gain due to a change in the fair value of our derivative liabilities offset by professional fees and other expenses of $9,517,554. Net losses for the year ended December 31, 2020 consisted primarily of a $308,182,428 loss due to a change in the fair value of our derivative liabilities plus professional fees and other expenses of $4,229,794.

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

On March 29, 2021, the Sponsor issued a promissory note to us for borrowings of up to $7,000,000. The promissory note does not bear interest, and any borrowings made are due on the earlier of March 29, 2022 or the consummation of a Business Combination, except in the event of a default, as defined in the promissory note agreement, at which point any outstanding borrowings become due immediately. On each of March 29, 2021, September 30, 2021 and December 8, 2021, we borrowed $2,000,000 under the promissory note to fund working capital requirements. As of December 31, 2021, the balance of the promissory note due to our Sponsor was $6,000,000.

On October 9, 2020, we consummated our Public Offering of 35,000,000 Units at a price of $10.00 per Unit, generating proceeds of $350,000,000. Each “Unit” consists of one Class A ordinary share (“Public Share”) of the Company at $0.0001 par value and one-fifth of one warrant (a “Unit”). Simultaneously with the effectiveness of our Public Offering, we closed the private placement of an aggregate of 6,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at an exercise price of $11.50 per share, to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating proceeds of $9,000,000. On the Close Date, we placed $350,000,000 of proceeds (including $12,250,000 of deferred underwriting discount) from the Public Offering and the Private Placement Warrants into an interest bearing U.S. based trust account at J.P. Morgan Chase, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and held the remaining portion (net of offering expenses, other than underwriting discounts, paid upon the consummation of the Public Offering) of such proceeds outside the Trust Account.

On October 14, 2020, the funds in the Trust Account were invested only in specified U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”).

During the years ended December 31, 2021 and 2020, we earned interest income of $22,593 and $4,618, respectively, on investments held in the Trust Account.

At December 31, 2021, we had cash held outside of the Trust Account of $1,133,113, which is available to fund our working capital requirements.

At December 31, 2021, we had accounts receivable of $17,014,631 which consisted of a reimbursement due from Engie Seller under the Termination Agreement. The funds were received in January 2022 and available for our use to repay Sponsor loans and cover future operational needs.

At December 31, 2021, we had current liabilities of $24,608,587, including derivative liabilities of $11,261,292 related to the fair value of certain of our warrants and forward purchase agreements exercisable for our Class A ordinary shares, a promissory note payable to our Sponsor of $6,000,000, and accrued professional fees and other expenses of $7,347,195 primarily due to costs associated with our identification and evaluation of potential Business Combinations. The identification and evaluation of potential Business Combinations is continuing after December 31, 2021, and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds.

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

Contractual Obligations

At December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of our Business Combination or our liquidation, we will cease paying these monthly fees.

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

Derivative Liabilities

We evaluated our warrants included in our Units and Private Placement Warrants (collectively, “Warrant Securities”), and the Forward Purchase Agreements and Additional Forward Purchase Agreements (collectively, “FPAs”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that the Warrant Securities and FPAs could not be accounted for as components of equity. As the Warrant Securities and FPAs meet the definition of a derivative in accordance with ASC 815, the Warrant Securities and FPAs are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At December 31, 2021 and 2020, we had outstanding warrants and forward purchase contracts to purchase up to 25,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary share since the exercise of the warrants and forward purchase contracts is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for each of the years ended December 31, 2021 and 2020.

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

To the Shareholders and Board of Directors
TPG Pace Beneficial Finance Corp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TPG Pace Beneficial Finance Corp (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s limited amount of time to complete an initial business combination for which significant contingencies to completion exist raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2020.

Fort Worth, Texas
February 17, 2022

TPG Pace Beneficial Finance Corp.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$1,133,113	$669,767
Reimbursement receivable	17,014,631	—
Prepaid expenses	122,301	282,301
Derivative assets	2,353,677	—
Total current assets	20,623,722	952,068
Investments held in Trust Account	350,027,211	350,004,618
Total assets	$370,650,933	$350,956,686
Liabilities and shareholders' deficit
Current liabilities:
Accrued professional fees and other expenses	$7,347,195	$3,526,295
Note payable to Sponsor	6,000,000	—
Derivative liabilities	12,908,866	327,710,621
Total current liabilities	26,256,061	331,236,916
Deferred underwriting compensation	12,250,000	12,250,000
Total liabilities	38,506,061	343,486,916
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 35,000,000 shares at December 31, 2021 and 2020, at a redemption value of $10.00 per share	350,027,211	350,004,618
Shareholders' deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 35,000,000 shares subject to possible redemption) at December 31, 2021 and 2020	—	—
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 8,750,000 shares issued and outstanding at December 31, 2021 and 2020	875	875
Additional paid-in capital	—	-
Accumulated deficit	(17,883,214)	(342,535,723)
Total shareholders' deficit	(17,882,339)	(342,534,848)
Total liabilities and shareholders' deficit	$370,650,933	$350,956,686

The accompanying notes are an integral part of these consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Consolidated Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2021	December 31, 2020

Revenue	$—	$—
Professional fees and other expenses, net of reimbursement	(1,246,614)	4,229,794
Change in fair value of derivatives	(317,155,432)	308,182,428
Gain (loss) from operations	318,402,046	(312,412,222)
Other income	6,250,463	—
Interest income	22,593	4,618
Net income (loss) attributable to ordinary shares	$324,675,102	$(312,407,604)
Net income (loss) per ordinary share:
Class A ordinary shares - basic and diluted	$7.42	$(31.11)
Class F ordinary shares - basic and diluted	$7.42	$(3.60)
Weighted average ordinary shares outstanding:
Class A ordinary shares - basic and diluted	35,000,000	8,032,787
Class F ordinary shares - basic and diluted	8,750,000	17,378,586

The accompanying notes are an integral part of these consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Consolidated Statements of Shareholders’ Equity

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at December 31, 2019	—	$—	—	$—	20,000,000	$2,000	$23,000	$(8,494)	$16,506
Class F ordinary shares forfeited by Sponsor on October 2, 2020	—	—	—	—	(9,937,500)	(994)	—	—	(994)
Class F ordinary shares forfeited by Sponsor on October 9, 2020	—	—	—	—	(1,312,500)	(131)	—	—	(131)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of December 31, 2020	—	—	—	—	—	—	(23,000)	(30,119,625)	(30,142,625)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(312,407,604)	(312,407,604)
Balance at December 31, 2020	—	$—	—	$—	8,750,000	$875	$—	$(342,535,723)	$(342,534,848)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of December 31, 2021	—	—	—	—	—	—	—	(22,593)	(22,593)
Net income attributable to ordinary shares								324,675,102	324,675,102
Balance at December 31, 2021	—	$—	—	$—	8,750,000	$875	$—	$(17,883,214)	$(17,882,339)

The accompanying notes are an integral part of these consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2021	December 31, 2020

Cash flows from operating activities:
Net income (loss) attributable to ordinary shares	$324,675,102	$(312,407,604)
Changes in operating assets and liabilities:
Accounts receivable	(17,014,631)	—
Prepaid expenses	160,000	(282,301)
Change in fair value of derivative assets	(2,353,677)	—
Accrued professional fees and other expenses	3,820,900	4,021,038
Change in fair value of derivative liabilities	(314,801,755)	308,182,428
Interest on investments held in Trust Account	(22,593)	(4,618)
Net cash used in operating activities	(5,536,654)	(491,057)
Cash flows from investing activities:
Proceeds deposited into Trust Account	—	(350,000,000)
Net cash used in investing activities	—	(350,000,000)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	—	350,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	9,000,000
Proceeds of note payable to Sponsor	6,000,000	300,000
Payment of underwriters discounts	—	(7,000,000)
Payment of accrued offering costs	—	(864,269)
Repayment of note payable to Sponsor	—	(300,000)
Net cash provided by financing activities	6,000,000	351,135,731
Net change in cash	463,346	644,674
Cash at beginning of period	669,767	25,093
Cash at end of period	$1,133,113	$669,767
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$—	$12,250,000
Accrued offering costs	$—	$84,498

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

Terminated Business Combination

On December 10, 2020 (the “Signing Date”), the Company, Edison Holdco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) and wholly owned subsidiary of the Company (“Dutch Holdco”), New TPG Pace Beneficial Finance Corp., an exempted company incorporated in the Cayman Islands with limited liability under company number 368739 and wholly owned subsidiary of Dutch Holdco (“New SPAC”), ENGIE New Business S.A.S., a société par actions simplifiée organized and existing under the laws of France (“Engie Seller”) and EV Charged B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“EVBox Group”), entered into a Business Combination Agreement (as amended, the “Business Combination Agreement,” and the transactions contemplated thereby, the “Proposed Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company would merge with and into New SPAC, with New SPAC surviving as a wholly owned subsidiary of Dutch Holdco, and immediately thereafter, Engie Seller would, directly or indirectly, sell, transfer, assign, convey or contribute to Dutch Holdco all of the issued and outstanding equity interests in EVBox Group.

On December 29, 2021, the Company, Dutch Holdco, New SPAC, Engie Seller and EVBox Group entered into a Termination of the Business Combination Agreement (the “Termination Agreement”) pursuant to which the parties mutually agreed to terminate the Business Combination Agreement effective as of such date, after taking several factors into consideration. Pursuant to Section 2 of the Termination Agreement, the parties have agreed that as a reimbursement of certain expenses incurred by the Company in connection with the Business Combination Agreement and the Proposed Business Combination as originally contemplated in the Business Combination Agreement, Engie Seller shall make or cause to be made to the Company a cash payment equal to EUR 15,000,000.

As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is of no further force and effect, and certain transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, the Shareholders Agreement, dated as of December 10, 2020 and to be effective as of the closing of the Proposed Business Combination, by and among Dutch Holdco, our Sponsor and Engie Seller, will either be terminated or no longer be effective, as applicable, in accordance with their respective terms. Pursuant to the Third Amendment to the Business Combination Agreement, the Company has terminated the existing Subscription Agreements with all PIPE investors with respect to the Proposed Business Combination, and the Company has released all investors under the forward purchase agreements from their obligations under such agreements solely with respect to the Proposed Business Combination.

The Company intends to continue to pursue the consummation of a Business Combination with an appropriate target. With the Business Combination Agreement terminated, the Company, Engie Seller and EVBox Group may (but are not required to) continue to discuss a potential Business Combination transaction involving the Company and EVBox Group.

Going Concern

If the Company does not complete an initial Business Combination within 24 months from October 9, 2020 (the “Close Date”), the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued as part of the units in the Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination within 24 months of the Close Date, there will be no redemption rights or liquidating distributions with respect to warrants to purchase the Company’s Class A ordinary shares, which will expire worthless. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

All activity for the period from inception to December 31, 2021 relates to the Company’s formation and the initial public offering of units, each consisting of one of the Company’s Class A ordinary shares (“Public Shares”) and one-fifth of one warrant to purchase one Class A ordinary share (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at December 31, 2021 and 2020, and the results of operations and cash flows for the periods presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries, which subsidiaries were formed for the purposes of completing the now terminated Proposed Business Combination and which do not have any material balances or operating activities. All intercompany balances and transactions have been eliminated upon consolidation.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.

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

The Company’s Permitted Investments are classified as Level 1.

Reimbursement Receivable

The Company recorded an expense reimbursement of EUR 15,000,000, or $17,014,631, on the termination of the Proposed Business Combination. See Note 1 – Organization and Business Operations. In accordance with ASC 450, “Contingencies”, the Company applied the expense reimbursement against all expenses related to the Proposed Business Combination, including expenses incurred in periods prior to the year ended December 31, 2021, totaling $10,764,168 and recorded the remaining $6,250,463 as other income for the year ended December 31, 2021. The reimbursement, which was paid to the Company on January 18, 2022 (see Note 9 – Subsequent Events) was recorded as accounts receivable on the consolidated balance sheet as of December 31, 2021.

Derivative Instruments

The Company evaluated the Warrants (as defined below in Note 3 – Public Offering) and Private Placement Warrants (as defined below in Note 4 – Related Party Transactions) (collectively, “Warrant Securities”), and the Forward Purchase Agreements and Additional Forward Purchase Agreements (as defined below in Note 4 – Related Party Transactions, and collectively, “FPAs”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that the Warrant Securities and FPAs could not be accounted for as components of equity. As the Warrant Securities and FPAs meet the definition of a derivative in accordance with ASC 815, the Warrant Securities and FPAs are recorded as derivative liabilities on the Consolidated Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Key ranges of inputs for the valuation models used to calculate the fair value of the Warrant Securities and FPAs were as follows,

	December 31, 2021	December 31, 2020
Implied volatility	13%	30% - 45%
Risk-free interest rate	0.19% - 1.30%	0.09% - 0.43%
Instrument exercise price for one Class A ordinary share	$ 11.50	$ 11.50
Expected term	0.5 - 5.5 years	5.5 years

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

Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At December 31, 2021 and 2020, the Company had outstanding warrants and forward purchase contracts to purchase up to 25,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for each of the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company had two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. Earnings are shared pro rata between the two classes of ordinary shares as follows:

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
	Class A	Class F	Class A	Class F
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$259,740,082	$64,935,020	$(249,926,083)	$(62,481,521)
Accretion on Class A ordinary shares subject to possible redemption	—	(22,593)	—	—
	$259,740,082	$64,912,427	$(249,926,083)	$(62,481,521)

Denominator:
Weighted average ordinary shares outstanding:	35,000,000	8,750,000	8,032,787	17,378,586
Basic and diluted net income (loss) per ordinary share	$7.42	$7.42	$(31.11)	$(3.60)

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

A wholly-owned subsidiary of the Company, formed during the year ended December 31, 2020, is subject to income tax in the Netherlands. As of December 31, 2021 and 2020, the subsidiary had a deferred tax asset of $3,117 that was offset by a valuation allowance. The Company did not incur any income tax expense for the years ended December 31, 2021 and 2020.

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

On October 2, 2020, the Sponsor transferred 40,000 Founder Shares to each of the Company’s four independent directors at their original purchase price. On October 2, 2020, the Sponsor forfeited 9,937,500 Founder Shares for no consideration. On November 20, 2020, the Sponsor forfeited 1,312,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At each of December 31, 2021 and December 31, 2020, the Initial Shareholders held 8,750,000  Founder Shares.

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

On March 29, 2021, the Sponsor issued a promissory note to the Company for borrowings of up to $7,000,000. The promissory note does not bear interest, and any borrowings made are due on the earlier of March 29, 2022 or the consummation of a Business Combination, except in the event of a default, as defined in the promissory note agreement, at which point any outstanding borrowings become due immediately (later amended to a due date of later than April 30, 2023 in accordance with the commitment letter described below). On each of March 29, 2021, September 30, 2021 and December 8, 2021, the Company borrowed $2,000,000 under the promissory note. As of December 31, 2021, the balance of the promissory note due to the Sponsor was $6,000,000.

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

Policy Review Engagement

In December 2020, the board of directors authorized the Company to engage Y Analytics, an affiliate of the Company, to evaluate the Company’s environmental, social and governance (“ESG”) policies. The total cost of this engagement is $250,000, of which $50,000 and $200,000 was expensed in the years ended December 31, 2021 and 2020, respectively, and was included in accrued professional fees and other expenses at the consolidated balance sheet as of December 31, 2020.

Administrative Services Agreement

On October 9, 2020, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the years ended December 31, 2021 and 2020, the Company incurred expenses of $600,000 and $285,484, respectively under this agreement.

Commitment Letter

On October 22, 2021, the Sponsor signed a commitment letter in which it committed to lending funds, if needed, to the Company to timely satisfy any of the Company’s financial obligations or debt service requirements through April 30, 2023, and further to defer any required repayment of existing loans, or any loans made through April 30, 2023, until after April 30, 2023.

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

On October 14, 2020, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For the years ended December 31, 2021 and 2020, the Permitted Investments generated interest income of $22,593 and $4,618 all of which was reinvested in Permitted Investments.

At December 31, 2021, the balance of funds held in the Trust Account was $350,027,211.

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

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is currently authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At each of December 31, 2021 and December 31, 2020, there were 35,000,000 Class A ordinary shares issued and outstanding. Of the 35,000,000 Class A ordinary shares outstanding at December 31, 2021 and 2020, 35,000,000 shares were subject to possible redemption and are classified outside of shareholders’ equity at the balance sheet.

Class F Ordinary Shares

The Company is currently authorized to issue 20,000,000 Class F ordinary shares. At each of December 31, 2021 and December 31, 2020, there were 8,750,000 Class F ordinary shares (Founder Shares) issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At each of December 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Fair Value Measurements

The following table presents information about the Company’s derivative assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Forward purchase agreements (FPAs)	$—	$—	$2,353,677	$2,353,677
Total	$—	$—	$2,353,677	$2,353,677
Liabilities:
Warrants	$5,828,722	$—	$—	$5,828,722
Private Placement Warrants	—	5,007,058	—	5,007,058
Forward purchase agreements (FPAs)	—	—	2,073,086	2,073,086
Total	$5,828,722	$5,007,058	$2,073,086	$12,908,866

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$51,380,000	$—	$—	$51,380,000
Private Placement Warrants	—	—	89,862,127	89,862,127
Forward purchase agreements (FPAs)	—	—	186,468,494	186,468,494
Total	$51,380,000	$—	$276,330,621	$327,710,621

The following table presents the changes in the fair value of the Company’s derivative assets and liabilities that are measured at fair value for the years ended December 30, 2021 and 2020.

	Warrants	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Assets:
Fair value at December 31, 2020	$—	$—	$—	$—
Change in fair value	—	—	2,353,677	2,353,677
Fair value at December 31, 2021	$—	$—	$2,353,677	$2,353,677
Liabilities:
Fair value at December 31, 2020	$51,380,000	$89,862,127	$186,468,494	$327,710,621
Change in fair value	(45,551,278)	(84,855,069)	(184,395,408)	(314,801,755)
Fair value at December 31, 2021	$5,828,722	$5,007,058	$2,073,086	$12,908,866

	Warrants	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value when issued (October 2020)	$10,500,000	$9,000,000	$28,193	$19,528,193
Change in fair value	40,880,000	80,862,127	186,440,301	308,182,428
Fair value at December 31, 2020	$51,380,000	$89,862,127	$186,468,494	$327,710,621

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at December 31, 2021 and December 31, 2020 was a market approach.

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level 3 inputs to determine fair value for the years ended December 31, 2021 and 2020.

	Warrants	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Assets:
Fair value at December 31, 2020	$—	$—	$—	$—
Change in fair value	—	—	2,353,677	2,353,677
Fair value at December 31, 2021	$—	$—	$2,353,677	$2,353,677
Liabilities:
Fair value at December 31, 2020	$—	$89,862,127	$186,468,494	$276,330,621
Transfer out of Level 3	—	(55,982,797)	—	(55,982,797)
Change in fair value	—	(33,879,330)	(184,395,408)	(218,274,738)
Fair value at December 31, 2021	$—	$—	$2,073,086	$2,073,086

	Warrants	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value when issued (October 2020)	$10,500,000	$9,000,000	$28,193	$19,528,193
Transfer out of Level 3	(10,500,000)	—	—	(10,500,000)
Change in fair value	—	80,862,127	186,440,301	267,302,428
Fair value at December 31, 2020	$—	$89,862,127	$186,468,494	$276,330,621

Transfers between Level 3 and Level 1 and Level 3 and Level 2 during the years ended December 31, 2021 and 2020 occurred due to a change in observable inputs for the related derivatives. There were no transfers between Level 2 and Level 1 during the years ended December 31, 2021 and 2020.

Total realized and unrealized gains and losses recorded for Level 3 investments are reported in change in fair value of derivatives on the consolidated statement of operations.

9. Subsequent Events

On January 18, 2022, Engie Seller paid the Company a termination fee in connection with the termination of the Proposed Business Combination. See Note 1 – Organization and Business Operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our President and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On March 24, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Report”). Based upon their evaluation at that earlier time, our President and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, our management re-evaluated, with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020.  Based upon that evaluation, and in light of the SEC Staff Statement, our President and Chief Financial Officer concluded that, due to the industry-wide issues and related insufficient risk assessment of the underlying accounting for certain instruments resulting in the Company’s restatement of its consolidated financial statements as described in our Amendment No. 1 on Form 10-K/A filed with the SEC on May 17, 2021, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Remediation Plan

The Company remediated this material weakness by, among other things, devoting significant effort and resources to the remediation and improvement of its internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. While the Company has processes to identify and appropriately apply applicable accounting requirements, the Company enhanced these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its securities and financial statements. The Company’s plans included providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The actions taken by the Company are subject to ongoing senior management review and Audit Committee oversight. Efforts to remediate the material weakness were completed by the end of the second quarter of 2021. As the Company continues to evaluate and work to improve its internal control over financial reporting, management will continue to review and make necessary changes to the overall design of the Company’s internal controls.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our President and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2021.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under the supervision of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Karl Peterson	51	Non-Executive Chairman and Director
David Bonderman	79	Director
Maryanne Hancock	47	Director
Chad Leat	66	Director
Nancy Mahon	57	Director
Kathleen Philips	55	Director
Kneeland Youngblood	66	Director
Michael MacDougall	51	President, Chief Executive Officer and Director
Martin Davidson	45	Chief Financial Officer
Eduardo Tamraz	38	Executive Vice President of Corporate Development, Secretary

Karl Peterson has been our Non-Executive Chairman and Director since March 2021. Mr. Peterson is a Senior Partner of TPG and the founder and Managing Partner of TPG Pace Group, the firm’s effort to sponsor special purpose acquisition companies and other permanent capital solutions for companies. Mr. Peterson currently serves as the Non-Executive Chairman and Director of TPG Pace Beneficial Finance Corp. since July 2020. Mr. Peterson served as the Non-Executive Chairman and Director of and TPG Pace Solutions Corp. from March 2021 through its business combination with Vacasa in December 2021 and of and TPG Pace Tech Opportunities Corp. from July 2020 through its business combination with Nerdy in September 2021. He also served as President and Chief Executive Officer of Pace-II from its inception in February 2017 through its business combination with Accel in November 2019 and of Pace-I from its inception in June 2015 through its business combination with Playa in March 2017. He currently serves as the Chairman of the board of directors of Accel and as a member of the boards of directors of Playa and Vacasa. He also served as the founding president and CEO of TPG Pace Energy in 2017.

From 2010 through 2016, Mr. Peterson was Managing Partner of TPG Europe LLP. Since rejoining TPG in 2004, Mr. Peterson has led investments for TPG in technology, media, financial services and travel sectors. Prior to 2004, he was a co-founder of Hotwire.com and served as the company’s President and Chief Executive Officer. He led the business from its inception through its sale to InterActiveCorp in 2003. Before Hotwire, Mr. Peterson was a principal at TPG in San Francisco, and from 1992 to 1995, he was a financial analyst at Goldman Sachs & Co. LLC. Mr. Peterson is currently the chairman of the board of directors of Sabre Corporation.

Mr. Peterson is a graduate of the University of Notre Dame, where he earned a Bachelor’s of Business Administration Degree with High Honors. We believe that Mr. Peterson’s prior experience with helping high growth companies enter the public markets, especially in technology, media, financial services and travel sectors, makes him well qualified to serve as our Non-Executive Chairman and Director.

David Bonderman has served as a member of our board of directors since October 6, 2020. He is a Founding Partner and Chairman of the Board of TPG, and he has served on the TPG Holdings Committee since its inception, as well as its predecessor committee. Mr. Bonderman currently serves or has served on the board of directors of the following public companies among others: TPG, Inc. from December 2021 to present, Allogene Therapeutics, Inc. from May 2018 to present, RyanAir Holdings, plc, of which he was Chairman from August 1996 until May 2020, China International Capital Corporation Limited from November 2010 to February 2020, Pace-II from April 2017 to November 2019, Pace Energy from April 2017 to July 2018, Energy Future Holdings Corp. from October 2007 to March 2018, Cushman & Wakefield from August 2015 to February 2018, Kite Pharma, Inc. from February 2011 to October 2017, Caesars Entertainment Corporation from January 2008 to October 2017, Pace-I, of which he was Chairman from September 2015 to March 2017 and CoStar Group, Inc. from May 1995 to June 2015. Mr. Bonderman also serves or has served on a number of boards of private companies including Univision Communications, Inc., XOJET, Inc., and Evolution Media Growth Partners. Mr. Bonderman also serves on the board of directors of TPG Pace Tech Opportunities II Corp. and served on the board of directors of TPG Pace Tech Opportunities Corp. from July 2020 through its business combination with Nerdy in September 2021 and the board of directors of TPG Pace Solutions Corp. from March 2021 through its business combination with Vacasa.

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

Maryanne Hancock has served as a member of our board of directors since October 6, 2020. Ms. Hancock is the founding Chief Executive Officer of Y Analytics, which she has built into the leading standard of practice for evidence-based impact assessment and decision tools. She leads impact assessment with The Rise Funds and TPG Rise Climate with more than $12 billion in AUM, as well as TPG’s broader ESG performance management program. Ms. Hancock also currently serves as a member of the board of directors of TPG Pace Beneficial II Corp since April 2021.

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

Mr. Leat began his career on Wall Street at The Chase Manhattan Corporation in their Capital Markets Group in 1985 where he ultimately became the head of their highly successful Syndications, Structured Sales and Loan Trading businesses. This group was on the cutting edge of the fast-developing loan market and Mr. Leat was one of a handful of market professionals associated with the development and creation of this now vibrant capital market. Previously, Mr. Leat has served as a member of the board of directors of Pace-II from June 2017 until its business combination with Accel in November 2019 and TPG Pace Tech Opportunities Corp. until its business combination with Nerdy, Inc. in September 2021, and Norwegian Cruise Lines Holdings Ltd. Mr. Leat has also served as a member of the board of directors of Pace Energy from March 2017 until its business combination with Magnolia in July 2018, and as a member of the board of directors of Pace-I from September 2015 until its business combination with Playa in March 2017. Mr. Leat also serves as a member of the board of directors of TPG Pace Beneficial II Corp. since April 2021 and is a director nominee of TPG Pace Tech Opportunities II Corp.

Mr. Leat serves on the board of directors of Bridge Investment Group Holdings Inc. Mr. Leat is the Chairman of the board of directors of MidCap Financial, PLC, a middle-market direct commercial lending business, and of J. Crew Group, Inc. He has previously served as Chairman of the board of directors of HealthEngine LLC, a healthcare technology company, a member of the board of directors of Global Indemnity, PLC, a Cayman-based provider of property and casualty insurance and BAWAG P.S.K., one of the largest banks in Austria.Mr. Leat is dedicated to many civic and philanthropic organizations. Mr. Leat is a member of the Economic Club of New York and has served on the boards of several charitable organizations. Currently, Mr. Leat is a member of the Board of Directors of The Hampton Classic Horse Show and is a Trustee of the Parrish Museum of Art. Mr. Leat is a graduate of the University of Kansas, where he received his Bachelors of Science degree. We believe that Mr. Leat’s prior experience with high growth companies and significant directorship experience makes him well qualified to serve as a member of our board of directors.

Nancy Mahon has served as a member of our board of directors since October 6, 2020. Ms. Mahon currently serves as Senior Vice President for Global Corporate Citizenship and Sustainability at the Estée Lauder Companies (“Estée Lauder”) where she oversees all aspects of strategy, execution, business integration, internal and external communications, ESG reporting and metrics, risk reduction and legal compliance of social and environmental impact for enterprise and individual brands. Ms. Mahon has been a leader at the Estée Lauder since 2006. Prior to Estée Lauder, Ms. Mahon served as Executive Director of God’s Love We Deliver (“GLWD”), a leading non-profit where she expanded the mission and doubled the numbers of clients to serve the food and nutrition needs of all people with chronic and terminal illnesses. Before GLWD, Nancy was the Senior Program Executive for criminal justice reform with Open Society Institute, and a federal appellate and district court law clerk. Ms. Mahon is a Trustee of NYU School of Law Foundation, a member of the board of directors of the Parsons School of Design, and Broadway Cares/Equity Fights AIDS. She served as Private Delegate to the

UN and Commission on Women. Ms. Mahon was appointed by President Barack Obama to chair the Presidential Council on HIV/AIDS, which she led for 5 years, reporting directly to the then Secretary of Health and Human Services. Ms. Mahon has also served as a member of the board of directors of TPG Pace Beneficial II Corp. since April 2021.

Ms. Mahon graduated from Yale University with a Bachelor’s degree, magna cum laude with a distinction in History, and holds a J.D. from the NYU School of Law, where she was a Root-Tilden Scholar. We believe that Ms. Mahon’s prior experience, including her ESG and sustainability related work, make her well qualified to serve as a member of our board of directors.

Kathleen Philips has served as a member of our board of directors since October 6, 2020. Ms. Philips has served as a member of the board of directors of Pace-II from June 2017 through its business combination with Accel in November 2018, and is currently a member of the board of directors of Accel and Nerdy Inc. Ms. Philips has been retired since August 2020. Prior to that time, she served as an advisor at Zillow Group, Inc. from January 2019 until August 2020. During her tenure with Zillow Group, Ms. Philips held many leadership positions, including chief legal officer from September 2014 until December 2018, chief financial officer and treasurer from August 2015 until May 2018, chief operating officer from August 2013 to August 2015 and general counsel from July 2010 to September 2014. Ms. Philips also served as a member of the board of directors of each of TPG Pace Tech Opportunities Corp. until its business combination with Nerdy, Inc. in September 2021 and TPG Pace Solutions Corp. until its business combination with Vacasa in December 2021; and a director nominee of TPG Pace Tech Opportunities II Corp.

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

Kneeland Youngblood has served as a member of our board of directors since October 6, 2020. Mr. Youngblood has served as a founding partner of Pharos Capital Group, LLC since 1998, a private equity firm that focuses on providing growth and expansion capital/buyouts in the health care service sector. Mr. Youngblood is a director of Mallinckrodt Pharmaceuticals, a director of Scientific Games Corporation and Chairman of the Finance Committee of the President’s Advisory Board of the UT Southwestern Medical Center. Previously, Mr. Youngblood served as a member of the board of directors of Pace-I from September 2015 through its business combination with Playa in March 2017. Mr. Youngblood has also served as a member of the board of directors of Pace-II from June 2017 through its business combination with Accel; TPG Pace Tech Opportunities Corp. until its business combination with Nerdy, Inc. in September 2021; and TPG Pace Solutions Corp. until its business combination with Vacasa in December 2021. Mr. Youngblood is also a former director of Burger King Corporation, Starwood Hotels and Lodging, Gap Inc. and Energy Future Holdings (formerly TXU). He also serves on several private company and not-for-profit boards. Mr. Youngblood has also served as a member of the board of directors of TPG Pace Beneficial II Corp. since April 2021.

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

Michael MacDougall has been our President since August 2020. Mr. MacDougall has 21 years of private equity investing experience across a broad range of sectors. Since 2017, Mr. MacDougall has played a leadership role in the TPG Pace Group, which manages TPG’s permanent capital and SPAC investing efforts. Mr. MacDougall currently serves as President of both TPG Pace Beneficial Finance Corp. and TPG Pace Beneficial II Corp. He recently served as the Managing Partner for Pace Energy, which was one of TPG Pace Group’s most successful SPACs. Since 2019, Mr. MacDougall has also advised TPG’s impact investing platform, The Rise Fund, on potential energy transition related investment opportunities. He joined TPG in 2002 and has served as a Partner of TPG for 16 years. Mr. MacDougall established TPG’s Industrial investing and Energy investing efforts, and he served on the firm’s Investment Committee. He also acted as the Managing Partner of TPG Energy Solutions, an investment vehicle focused on structured energy related investments. Mr. MacDougall has represented TPG on the board of directors of 16 companies, including the board of directors of five publicly traded companies. During his time at TPG, Mr. MacDougall has specialized in corporate carve-out transactions, having completed seven successful carve-out related investments, and in repositioning companies for initial public offerings or sales to publicly traded companies. As an active board member and equity investor, Mr. MacDougall has helped drive operational and strategic change and improved ESG practices in many of these companies. He has played a leadership role in five initial public offerings and the sale of six companies to publicly traded buyers.

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

Martin Davidson has been our Chief Financial Officer since July 2020. Mr. Davidson is a Partner and Chief Accounting Officer of TPG, where he has worked since January 2005 and the Chief Accounting Officer of TPG Inc. Mr. Davidson is responsible for overseeing all accounting and reporting related to TPG Inc. and subsidiaries, including its funds, management companies and other entities.  Mr. Davidson has served as the Chief Financial Officer of TPG Pace Beneficial II Corp. and TPG Pace Tech Opportunities II Corp. since March 2021 and AfterNext HealthTech Acquisition Corp. since April 2021. Previously, Mr. Davidson served as the Chief Financial Officer of TPG Pace Solutions Corp. from its inception in March 2021 until its business combination with Vacasa in December 2021, TPG Pace Tech Opportunities Corp. from its inception in July 2020 until its business combination with Nerdy in September 2021 and Pace-II from its inception in February 2017 until its business combination with Accel in November 2019. Mr. Davidson also served as the Chief Financial Officer of Pace Energy from its inception in February 2017 until its business combination with Magnolia in July 2018. In addition, he has held the position of Chief Financial Officer and Financial Operations Principal of TPG’s broker/dealers and served on the board of multiple special purpose investment vehicles of TPG’s investment funds.

Prior to joining TPG in 2005, Mr. Davidson was an audit manager at KPMG where he primarily served clients in the financial services industry including private equity funds and hedge funds. Mr. Davidson received a B.B.A. in accounting from Texas Christian University and a Masters of Professional Accounting from The University of Texas at Austin. Mr. Davidson is a Certified Public Accountant and a member of the AICPA Investment Companies Expert Panel. We believe that Mr. Davidson’s longstanding experience with financial operations and accounting makes him well qualified to serve as our Chief Financial Officer.

Eduardo Tamraz has been our Executive Vice President of Corporate Development and Secretary since July 2020. Mr. Tamraz is a Managing Director on the investment team for TPG Pace Group, TPG’s dedicated initiative to provide permanent capital solutions for companies. Previously, he was a Vice President of TPG Capital in Europe from 2014 to early 2017. Currently, Mr. Tamraz serves as the Secretary and Executive Vice President of Corporate Development for TPG Pace Tech Opportunities II Corp. since March 2021 and Secretary of TPG Pace Beneficial II Corp. since March 2021. He served as Secretary and Vice President of Corporate Development for TPG Pace Tech Opportunities Corp. from July 2020 through its business combination with Nerdy in September 2021 and as President of TPG Pace Solutions Corp. from March 2021 through its business combination with Vacasa in December 2021. Mr. Tamraz also served as Secretary and Executive Vice President of Corporate Development of Pace-II from its inception in February 2017 until its business combination with Accel in November 2019 and as Secretary and Executive Vice President of Corporate Development of Pace Energy from its inception in February 2017 until its business combination with Magnolia in July 2018. Mr. Tamraz is responsible for leading the evaluation of opportunities for TPG Pace Group.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Karl Peterson	Accel Entertainment, Inc.	Gaming	Director
	Playa Hotels and Resorts, N.V	Resorts	Chairman and Director
	Vacaca Inc.	Vacation Rental Management	Director
	Sabre Corporation and related entities	Technology	Director
	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Partner
	TPG Pace Beneficial II Corp.	Investment	Non-Executive Chairman and Director
	TPG Pace Tech Opportunities II Corp.	Investment	Non-Executive Chairman and Director

David Bonderman	Allogene Therapeutics, Inc.	Biotechnology	Director
	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Non-Executive Chairman and Director
	TPG Inc.	Alternative Investment Manager	Non-Executive Chairman and Director
	TPG Pace Tech Opportunities II Corp.	Investment	Director

Maryanne Hancock	Y Analytics	Consulting	Chief Executive Officer
	TPG Pace Beneficial II Corp.	Investment	Director

Chad Leat	J. Crew Group Inc.	Retail	Director
	Midcap Financial	Commercial Lending	Director
	Bridge Investment Group Holdings Inc.	Real Estate Investment	Director
	TPG Pace Tech Opportunities Corp.	Investment	Director
	TPG Pace Beneficial II Corp.	Investment	Director
	TPG Pace Tech Opportunities II Corp.	Investment	Director(1)

Nancy Mahon	Estée Lauder Companies	Cosmetics	Senior Vice President for Global Corporate Citizenship and Sustainability
	TPG Pace Beneficial II Corp.	Investment	Director

Kathleen Philips	Accel Entertainment, Inc.	Gaming	Director
	Nerdy Inc.	Online Learning	Director
	TPG Pace Tech Opportunities Corp.	Investment	Director
	TPG Pace Tech Opportunities II Corp.	Investment	Director(1)

Kneeland Youngblood	Mallinckrodt Pharmaceuticals	Pharmaceuticals	Director
	Pharos Capital Group, LLC	Alternative Investment Manager	Officer
	Scientific Games Corporation	Computer	Director
	TPG Pace Beneficial II Corp.	Investment	Director

Michael MacDougall	TPG Pace Beneficial II Corp.	Investment	President
	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Senior Advisor

Martin Davidson	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Partner and Chief Accounting Officer
	TPG Inc.	Alternative Investment Manager	Chief Accounting Officer
	TPG Pace Beneficial II Corp.	Investment	Chief Financial Officer
	TPG Pace Tech Opportunities II Corp.	Investment	Chief Financial Officer
	AfterNext HealthTech Acquisition Corp.	Investment	Chief Financial Officer

Eduardo Tamraz	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Managing Director
	TPG Pace Beneficial II Corp.	Investment	Secretary
	TPG Pace Tech Opportunities II Corp.	Investment	Executive Vice President of Corporate Development and Secretary

(1) The named Director is a Director nominee for the Company.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

The following table sets forth information available to us at February 11, 2022 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•	each of our executive officers and directors that beneficially own ordinary shares; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have shared or sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as they are not exercisable within 60 days of February 11, 2022.

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
(1)

This table is based on 43,750,000 ordinary shares outstanding at February 11, 2022, of which 35,000,000 were Class A ordinary shares and 8,750,000 were Class F ordinary shares. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 301 Commerce Street, Suite 3300, Fort Worth, Texas, 76102.

(2)	This table does not reflect record or beneficial ownership of the 6,000,000 Private Placement Warrants as they are not exercisable within 60 days of February 11, 2022.
(3)

Our Sponsor holds an aggregate of 8,590,000 Class F ordinary shares. The managing member of our Sponsor is TPG Pace Governance, LLC, a Cayman Islands limited liability company, which is controlled by David Bonderman, James G. Coulter, Jon Winkelried and Karl Peterson. Messrs. Bonderman, Coulter, Winkelried and Peterson may therefore be deemed to beneficially own the shares held by TPG Pace Beneficial Finance Sponsor, Series LLC. Messrs. Bonderman, Coulter, Winkelried and Peterson disclaim beneficial ownership of the securities held by TPG Pace Beneficial Finance Sponsor, Series LLC except to the extent of their pecuniary interest therein. The address of each of the entities and individuals in this footnote is 301 Commerce St., Suite 3300 Fort Worth, 76102.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On August 12, 2019, our Sponsor purchased an aggregate of 20,000,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. On October 2, 2020, our Sponsor forfeited 9,937,500 Founder Shares for no consideration. On October 2, 2020, our Sponsor transferred 40,000 Founder to each of our four independent directors at their original purchase price. On November 20, 2020, our Sponsor forfeited 1,312,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2021, our Sponsor and our four independent directors held, collectively, 8,750,000 Founder Shares.

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

Related Party Notes

Between July 11, 2019 and the Close Date, our Sponsor loaned us $300,000 in unsecured promissory notes. The funds were used to pay up front expenses associated with our Public Offering. These notes were non-interest bearing and were repaid in full to our Sponsor at the Close Date. During the year ended December 31, 2021, our Sponsor loaned us $6,000,000 in unsecured promissory notes. The funds were used to pay expenses associated with our examination of potential Business Combinations. These notes are non-interest bearing and are outstanding as of December 31, 2021.

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

Policy Review Engagement

In December 2020, the board of directors authorized the Company to engage Y Analytics, an affiliate of the Company, to evaluate the Company’s ESG policies. The total cost of this engagement was $250,000, of which $50,000 and $200,000 was expensed in the years ended December 31, 2021 and 2020, respectively.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the Year	For the Year
	Ended	Ended
	December 31, 2021	December 31, 2020
Audit Fees (1)	$60,000	$325,000
Audit-Related Fees (2)	70,000	170,914
Tax Fees (3)	—	—
All Other Fees (4)	438,711	225,000
Total	$568,711	$720,914

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

Our independent registered public accounting firm is,

KPMG LLP

201 Main Street #2200

Fort Worth, TX 76102

PCAOB ID # 185

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

2.3

Second Amendment to Business Combination Agreement, dated as of May 31, 2021, by and among TPG Pace Beneficial Finance Corp., EV Charged B.V., Edison Holdco B.V. and New TPG Pace Beneficial Finance Corp. (incorporated herein by reference to Exhibit 2.3 filed with the Company’s Form 8-K filed by TPGY on June 1, 2021 (File No. 001-39596)).

2.4

Third Amendment to Business Combination Agreement, dated as of August 6, 2021, by and among TPG Pace Beneficial Finance Corp., EV Charged B.V., Edison Holdco B.V. and New TPG Pace Beneficial Finance Corp. (incorporated herein by reference to Exhibit 2.4 filed with the Company’s Form 8-K filed by TPGY on August 6, 2021 (File No. 001-39596)).

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

Exhibit Number	Description

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

10.12

Termination of the Business Combination Agreement, dated as of December 29, 2021, by and among TPG Pace Beneficial Finance Corp., Edison Holdco B.V., New TPG Pace Beneficial Finance Corp., ENGIE New Business S.A.S. and EV Charged B.V. (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed by the Company on December 30, 2021 (File No. 001-39596).

24.1*	Power of Attorney (included on the signature pages herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPG PACE BENEFICIAL FINANCE CORP.

Date: February 17, 2022	By:	/s/ Karl Peterson
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

Name	Title	Date

/s/ Karl Peterson	Non-Executive Chairman and Director	February 17, 2022
Karl Peterson

/s/ Michael MacDougall	President	February 17, 2022
Michael MacDougall	(Principal Executive Officer)

/s/ Martin Davidson	Chief Financial Officer	February 17, 2022
Martin Davidson	(Principal Financial and Accounting Officer)

/s/ David Bonderman	Director	February 17, 2022
David Bonderman

/s/ Maryanne Hancock	Director	February 17, 2022
Maryanne Hancock

/s/ Chad Leat	Director	February 17, 2022
Chad Leat

/s/ Nancy Mahon	Director	February 17, 2022
Nancy Mahon

/s/ Kathleen Philips	Director	February 17, 2022
Kathleen Philips

/s/ Kneeland Youngblood	Director	February 17, 2022
Kneeland Youngblood