Form 10-Q
period 2022-03-31
TPG Pace Beneficial Finance Corp.
filed 2022-05-04
CIK 1819399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

At April 29, 2022, there were 35,000,000 Class A ordinary shares, $0.0001 par value per share, and 8,750,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Balance Sheets

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$5,878,215	$1,133,113
Reimbursement receivable	—	17,014,631
Prepaid expenses	146,599	122,301
Derivative assets	1,810,000	2,353,677
Total current assets	7,834,814	20,623,722
Investments held in Trust Account	350,055,777	350,027,211
Total assets	$357,890,591	$370,650,933
Liabilities and shareholders' deficit
Current liabilities:
Accrued professional fees and other expenses	$1,416,793	$7,347,195
Note payable to Sponsor	—	6,000,000
Deferred underwriting compensation	12,250,000	12,250,000
Derivative liabilities	10,990,000	12,908,866
Total current liabilities	24,656,793	38,506,061
Total liabilities	24,656,793	38,506,061
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 35,000,000 shares at March 31, 2022 and December 31, 2021, at a redemption value of $10.00 per share	350,055,777	350,027,211
Shareholders' deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 35,000,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 8,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	875	875
Additional paid-in capital	—	—
Accumulated deficit	(16,822,854)	(17,883,214)
Total shareholders' deficit	(16,821,979)	(17,882,339)
Total liabilities and shareholders' deficit	$357,890,591	$370,650,933

The accompanying notes are an integral part of these condensed and consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Revenue	$—	$—
Professional fees and other expenses	314,829	3,541,120
Change in fair value of derivatives	(1,375,189)	(106,413,646)
Income from operations	1,060,360	102,872,526
Interest income	28,566	5,260
Net income attributable to ordinary shares	$1,088,926	$102,877,786
Net income per ordinary share:
Class A ordinary shares - basic and diluted	$0.02	$2.35
Class F ordinary shares - basic and diluted	$0.02	$2.35
Weighted average ordinary shares outstanding:
Class A ordinary shares - basic and diluted	35,000,000	35,000,000
Class F ordinary shares - basic and diluted	8,750,000	8,750,000

The accompanying notes are an integral part of these condensed and consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2021	—	$—	—	$—	8,750,000	$875	$—	$(342,535,723)	$(342,534,848)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of March 31, 2021	—	—	—	—	—	—	—	(5,260)	(5,260)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	102,877,786	102,877,786
Balance at March 31, 2021	—	$—	—	$—	8,750,000	$875	$—	$(239,663,197)	$(239,662,322)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at December 31, 2021	—	$—	—	$—	8,750,000	$875	$—	$(17,883,214)	$(17,882,339)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of March 31, 2022	—	—	—	—	—	—	—	(28,566)	(28,566)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	1,088,926	1,088,926
Balance at March 31, 2022	—	$—	—	$—	8,750,000	$875	$—	$(16,822,854)	$(16,821,979)

The accompanying notes are an integral part of these condensed and consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Statements of Cash Flows

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income attributable to ordinary shares	$1,088,926	$102,877,786
Changes in operating assets and liabilities:
Reimbursement receivable	17,014,631	—
Prepaid expenses	(24,298)	39,452
Change in fair value of derivative assets	543,677	—
Accrued professional fees and other expenses	(5,930,402)	2,928,285
Change in fair value of derivative liabilities	(1,918,866)	(106,413,646)
Interest on investments held in Trust Account	(28,566)	(5,260)
Net cash provided by (used in) operating activities	10,745,102	(573,383)
Cash flows from financing activities:
Proceeds of note payable from Sponsor	—	2,000,000
Repayment of note payable from Sponsor	(6,000,000)	—
Net cash provided by (used in) financing activities	(6,000,000)	2,000,000
Net change in cash	4,745,102	1,426,617
Cash at beginning of period	1,133,113	669,767
Cash at end of period	$5,878,215	$2,096,384

The accompanying notes are an integral part of these condensed and consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Notes to Condensed and Consolidated Financial Statements

(unaudited)

1. Organization and Business Operations

Organization and General

TPG Pace IV Holdings Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on July 11, 2019 (“Inception”). On August 20, 2020, the Company filed with the Registrar of Companies of the Cayman Islands to amend and restate the Memorandum and Articles of Association to change the name of the Company to TPG Pace Beneficial Finance Corp. On October 6, 2020, the Company filed with the Registrar of Companies of the Cayman Islands to amend and restate the Memorandum and Articles of Association in connection with its Public Offering (as defined below). The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s sponsor is TPG Pace Beneficial Finance Sponsor, Series LLC, a Delaware series limited liability company (the “Sponsor”).

Terminated Business Combination

On December 10, 2020, the Company, Edison Holdco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) and wholly owned subsidiary of the Company (“Dutch Holdco”), New TPG Pace Beneficial Finance Corp., an exempted company incorporated in the Cayman Islands with limited liability under company number 368739 and wholly owned subsidiary of Dutch Holdco (“New SPAC”), ENGIE New Business S.A.S., a société par actions simplifiée organized and existing under the laws of France (“Engie Seller”) and EV Charged B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“EVBox Group”), entered into a Business Combination Agreement (as amended, the “Business Combination Agreement,” and the transactions contemplated thereby, the “Proposed Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company would merge with and into New SPAC, with New SPAC surviving as a wholly owned subsidiary of Dutch Holdco, and immediately thereafter, Engie Seller would, directly or indirectly, sell, transfer, assign, convey or contribute to Dutch Holdco all of the issued and outstanding equity interests in EVBox Group.

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

As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is of no further force and effect, and certain transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, the Shareholders Agreement, dated as of December 10, 2020 and to be effective as of the closing of the Proposed Business Combination, by and among Dutch Holdco, our Sponsor and Engie Seller, will either be terminated or no longer be effective, as applicable, in accordance with their respective terms. Pursuant to the Third Amendment to the Business Combination Agreement, the Company has terminated all of the Subscription Agreements with certain qualified institutional buyers and accredited investors with respect to the Proposed Business Combination, and the Company has released all investors under the forward purchase agreements from their obligations under such agreements solely with respect to the Proposed Business Combination.

The Company intends to continue to pursue the consummation of a Business Combination with an appropriate target. With the Business Combination Agreement terminated, the Company, Engie Seller and EVBox Group may (but are not required to) continue to discuss a potential Business Combination transaction involving the Company and EVBox Group.

Going Concern

If the Company does not complete an initial Business Combination within 24 months from October 9, 2020 (the “Close Date”), the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued as part of the Units (as defined below) in the Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination within 24 months of the Close Date, there will be no redemption rights or liquidating distributions with respect to warrants to purchase the Company’s Class A ordinary shares, which will expire worthless. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

All activity for the period from Inception to March 31, 2022 relates to the Company’s formation and the initial public offering of units (“Units”), each consisting of one of the Company’s Class A ordinary shares (“Public Shares”) and one-fifth of one warrant to purchase one Class A ordinary share (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

Financing

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 6, 2020. The Public Offering closed on the “Close Date. The Sponsor purchased an aggregate of 6,000,000 warrants at a purchase price of $1.50 per warrant, or $9,000,000 in the aggregate, in a private placement on the Close Date (the “Private Placement”). The warrants are included in derivative liabilities on the condensed and consolidated balance sheet.

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

The Company has 24 months from the Close Date to complete its Business Combination. The Sponsor and the Company’s four independent directors (the “Initial Shareholders”) and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined below) if the Company fails to complete the Business Combination within 24 months from the Close Date. However, if the Initial Shareholders acquire Public Shares after the Close Date, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the allotted 24-month time period.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2022 and December 31, 2021 and the results of operations and cash flows for the periods presented.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed and consolidated balance sheet due to their short-term nature.

Fair Value Measurement

ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

The three levels of the fair value hierarchy under ASC 820 are as follows:

Level 1 - Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level 2 - Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

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

The Company’s Permitted Investments are classified as Level 1.

Reimbursement Receivable

The Company recorded an expense reimbursement of EUR 15,000,000, or $17,014,631, on the termination of the Proposed Business Combination. See Note 1 – Organization and Business Operations. In accordance with ASC 450, “Contingencies”, the Company applied the expense reimbursement against all expenses related to the Proposed Business Combination, including expenses incurred in periods prior to the year ended December 31, 2021, totaling $10,764,168 and recorded the remaining $6,250,463 as other income for the year ended December 31, 2021. The reimbursement, which was paid to the Company on January 18, 2022, was recorded as accounts receivable on the condensed and consolidated balance sheet as of December 31, 2021.

Derivative Instruments

The Company evaluated the Warrants (as defined below in Note 3 – Public Offering) and Private Placement Warrants (as defined below in Note 4 – Related Party Transactions) (collectively, “Warrant Securities”), and the Forward Purchase Agreements and Additional Forward Purchase Agreements (as defined below in Note 5 – Related Party Transactions, and collectively, “FPAs”) in accordance with ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”, and concluded that the Warrant Securities and FPAs could not be accounted for as components of equity. As the Warrant Securities and FPAs meet the definition of a derivative in accordance with ASC 815, the Warrant Securities and FPAs are recorded as derivative liabilities on the condensed and consolidated balance sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed and consolidated statement of operations in the period of change.

Key ranges of inputs for the valuation models used to calculate the fair value of the Warrant Securities and FPAs were as follows,

	March 31, 2022	December 31, 2021
Implied volatility	7.70%	13.00%
Risk-free interest rate	2.39%	0.19% - 1.30%
Instrument exercise price for one Class A ordinary share	$ 11.50	$ 11.50
Expected term	5.5 years	0.5 - 5.5 years

Redeemable Ordinary Shares

All of the 35,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

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

Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At March 31, 2022 and 2021, the Company had outstanding warrants and forward purchase contracts to purchase up to 25,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022 and 2021, the Company had two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. For the three months ended March 31, 2022 and 2021, earnings are shared pro rata between the two classes of ordinary shares as follows:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$871,141	$217,785	$82,302,229	$20,575,557
Accretion of Class A ordinary shares subject to possible redemption	—	(28,566)	—	(5,262)
	$871,141	$189,219	$82,302,229	$20,570,295
Denominator:
Weighted average ordinary shares outstanding:	35,000,000	8,750,000	35,000,000	8,750,000
Basic and diluted net income per ordinary share	$0.02	$0.02	$2.35	$2.35

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

A wholly-owned subsidiary of the Company, formed during the year ended December 31, 2020, is subject to income tax in the Netherlands. As of December 31, 2021, the subsidiary had a deferred tax asset of $3,117 that was offset by a valuation allowance. There was no change in the subsidiary’s tax position as of March 31, 2022.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020 06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification  initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company's adoption of ASU 2020-06 on January 1, 2022 did not have a material impact on the Company's condensed and consolidated financial statements.

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

On October 2, 2020, the Sponsor transferred 40,000 Founder Shares to each of the Company’s four independent directors at their original purchase price. On October 2, 2020, the Sponsor forfeited 9,937,500 Founder Shares for no consideration. On November 20, 2020, the Sponsor forfeited 1,312,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At March 30, 2022 and December 31, 2021, the Initial Shareholders held 8,750,000 Founder Shares.

The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Public Offering except that:

•	only holders of the Founder Shares have the right to vote on the election of directors prior to the Business Combination;

•	the Founder Shares are subject to certain transfer restrictions, as described in more detail below;

•

the Initial Shareholders and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their Founder Shares and any Public Shares in connection with the completion of the Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete the Business Combination within 24 months from the Close Date. If the Company submits the Business Combination to the public shareholders for a vote, the Initial Shareholders have agreed, pursuant to such letter agreement, to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination; and

•

the Founder Shares are automatically convertible into Class A ordinary shares at the time of the Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights.

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

Private Placement Warrants

On the Close Date, the Sponsor purchased from the Company an aggregate of 6,000,000 private placement warrants at a price of $1.50 per warrant, or $9,000,000, in a private placement that occurred in conjunction with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants was placed in the Trust Account. The Private Placement Warrants will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants. The Sponsor, or its permitted transferees, will have the option to exercise the Private Placement Warrants on a cashless basis. The Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Business Combination.

If the Company does not complete the Business Combination within 24 months from the Close Date, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

The terms of the Forward Purchase Securities and Additional Forward Purchase Securities, respectively, are generally identical to the terms of the Class A ordinary shares and the Warrants included in the Units sold in the Public Offering, except that the Forward Purchase Shares and Additional Forward Purchase Shares will have no redemption rights and will have no right to liquidating distributions from the Trust Account. In addition, as long as the Additional Forward Purchase Securities and the Additional Forward Purchase Securities are held by the TPG Forward Purchaser and Additional Forward Purchasers, they will have certain registration rights. In connection with the sale of the Forward Purchase Shares and the Additional Forward Purchase Shares, except to the extent of any forfeitures of Founder Shares by the Sponsor in connection with the forward purchases, the Company expects that the Sponsor will receive an aggregate number of additional Class A ordinary shares so that the Initial Shareholders, in the aggregate, on an as-converted basis, will hold 20% of the Company’s Class A ordinary shares at the time of the closing of the Business Combination.

Registration Rights

Holders of the Founder Shares and Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement signed on the Close Date. The holders of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to other registration statements filed by the Company subsequent to its completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Related Party Note Payable

On September 15, 2020, the Company’s Sponsor loaned the Company $300,000 under an unsecured promissory notes. The funds were used to pay up front expenses associated with the Public Offering. The note was non-interest bearing and was repaid in full to the Sponsor at the Close Date.

On March 29, 2021, the Sponsor issued a promissory note to the Company for borrowings of up to $7,000,000. The promissory note does not bear interest, and any borrowings made are due on the earlier of March 29, 2022 or the consummation of a Business Combination, except in the event of a default, as defined in the promissory note agreement, at which point any outstanding borrowings become due immediately. On each of March 29, 2021, September 30, 2021 and December 8, 2021, the Company borrowed $2,000,000 under the promissory note. On February 23, 2022, the Company repaid the full outstanding balance of $6,000,000 to the Sponsor. As of March 31, 2022, the Company did not hold any borrowings from the Sponsor.

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

Policy Review Engagement

In December 2020, the board of directors authorized the Company to engage Y Analytics, an affiliate of the Company, to evaluate the Company’s environmental, social and governance (“ESG”) policies. The total cost of this engagement to date is $250,000, of which $50,000 and $200,000 was expensed in the years ended December 31, 2021 and 2020, respectively, and is included in accrued professional fees and other expenses in the condensed and consolidated balance sheet as of March 31, 2022.

Administrative Service Agreement

On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For each of the three months ended March 31, 2022 and March 31, 2021, the Company incurred expenses of $150,000 under this agreement.

Commitment Letter

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

On October 14, 2020, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For the three months ended March 31, 2022 and 2021, the Permitted Investments generated interest income of $28,566 and $5,260, respectively, all of which was reinvested in Permitted Investments.

At March 31, 2022, the balance of funds held in the Trust Account was $350,055,777.

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

7. Shareholders’ Deficit

Class A Ordinary Shares

The Company is currently authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At each of March 31, 2022 and December 31, 2021, there were 35,000,000 Class A ordinary shares issued and outstanding. Of the 35,000,000 Class A ordinary shares outstanding at March 31, 2022 and December 31, 2021, 35,000,000 shares were subject to possible redemption and are classified outside of shareholders’ deficit at the condensed and consolidated balance sheet.

Class F Ordinary Shares

The Company is currently authorized to issue 20,000,000 Class F ordinary shares. At March 31, 2022 and December 31, 2021, there were 8,750,000 Class F ordinary shares (Founder Shares) issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Fair Value Measurements

The following table presents information about the Company’s derivative instruments that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Forward purchase agreements (FPAs)	$—	$—	$1,810,000	$1,810,000
Total	$—	$—	$1,810,000	$1,810,000
Liabilities:
Warrants	$4,480,000	$—	$—	$4,480,000
Private Placement Warrants	—	3,840,000	—	3,840,000
Forward purchase agreements (FPAs)	—	—	2,670,000	2,670,000
Total	$4,480,000	$3,840,000	$2,670,000	$10,990,000

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Forward purchase agreements (FPAs)	$—	$—	$2,353,677	$2,353,677
Total	$—	$—	$2,353,677	$2,353,677
Liabilities:
Warrants	$5,828,722	$—	$—	$5,828,722
Private Placement Warrants	—	5,007,058	—	5,007,058
Forward purchase agreements (FPAs)	—	—	2,073,086	2,073,086
Total	$5,828,722	$5,007,058	$2,073,086	$12,908,866

The following table presents the changes in the fair value of the Company’s derivative instruments that are measured at fair value for the three months ended March 31, 2022 and 2021.

	Warrants	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Assets:
Fair value at December 31, 2021	$—	$—	$2,353,677	$2,353,677
Change in fair value	—	—	(543,677)	(543,677)
Fair value at March 31, 2022	$—	$—	$1,810,000	$1,810,000
Liabilities:
Fair value at December 31, 2021	$5,828,722	$5,007,058	$2,073,086	$12,908,866
Change in fair value	(1,348,722)	(1,167,058)	596,914	(1,918,866)
Fair value at March 31, 2022	$4,480,000	$3,840,000	$2,670,000	$10,990,000

	Warrants	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value at December 31, 2020	$51,380,000	$89,862,127	$186,468,494	$327,710,621
Change in fair value	910,000	(33,879,330)	(73,444,316)	(106,413,646)
Fair value at March 31, 2021	$52,290,000	$55,982,797	$113,024,178	$221,296,975

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at March 31, 2022 and 2021 was a market approach.

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level 3 inputs to determine fair value for the three months ended March 31, 2022 and 2021. There were no transfers between Levels during the three months ended March 31, 2022 and 2021.

	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Assets:
Fair value at December 31, 2021	$—	$2,353,677	$2,353,677
Change in fair value	—	(543,677)	(543,677)
Fair value at March 31, 2022	—	1,810,000	1,810,000
Liabilities:
Fair value at December 31, 2021	$—	$2,073,086	$2,073,086
Change in fair value	—	596,914	596,914
Fair value at March 31, 2022	—	2,670,000	2,670,000

Liabilities:
Fair value at December 31, 2020	$89,862,127	$186,468,494	$276,330,621
Change in fair value	(33,879,330)	(73,444,316)	(107,323,646)
Fair value at March 31, 2021	55,982,797	113,024,178	169,006,975

9. Subsequent Events

Subsequent to March, 31, 2022, the Company elected to convert the Permitted Investments held in the Trust Account back to cash. The cash will remain in the Trust Account in accordance with the terms of the Trust Account as discussed in Note 1. The conversion will take place during the second quarter of 2022.

Management has performed an evaluation of subsequent events through the date of issuance of the condensed consolidated financial statements, noting no other items which require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to TPG Pace Beneficial Finance Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed and consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We intend to consummate a Business Combination using cash from the proceeds of our initial public offering of units (“Units”), each consisting of one of the Company’s Class A ordinary shares (“Public Shares”) and one-fifth of one warrant to purchase one Class A ordinary share (the “Public Offering”), that occurred at the Close Date, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

At March 31, 2022, we held cash of $5,878,215 and current liabilities of $24,656,793. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

The consolidated financial statements presented in this Quarterly Report on Form 10-Q have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Terminated Business Combination

On December 10, 2020, the Company, Edison Holdco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) and wholly owned subsidiary of the Company (“Dutch Holdco”), New TPG Pace Beneficial Finance Corp., an exempted company incorporated in the Cayman Islands with limited liability under company number 368739 and wholly owned subsidiary of Dutch Holdco (“New SPAC”), ENGIE New Business S.A.S., a société par actions simplifiée organized and existing under the laws of France (“Engie Seller”) and EV Charged B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“EVBox Group”), entered into a Business Combination Agreement (as amended, the “Business Combination Agreement,” and the transactions contemplated thereby, the “Proposed Business Combination”), pursuant to which, among other things, and subject to the terms and conditions contained therein, the Company would merge with and into New SPAC, with New SPAC surviving as a wholly owned subsidiary of Dutch Holdco, and immediately thereafter, Engie Seller would, directly or indirectly, sell, transfer, assign, convey or contribute to Dutch Holdco all of the issued and outstanding equity interests in EVBox Group.

On December 29, 2021, the Company, Dutch Holdco, New SPAC, Engie Seller and EVBox Group entered into the Termination of the Business Combination Agreement (the “Termination Agreement”), pursuant to which the parties mutually agreed to terminate the Business Combination Agreement effective as of such date, after taking several factors into consideration. Pursuant to Section 2 of the Termination Agreement, the parties have agreed that as a reimbursement of certain expenses incurred by the Company in connection with the Business Combination Agreement and the Proposed Business Combination as originally contemplated in the Business Combination Agreement, Engie Seller shall make or cause to be made to the Company a cash payment equal to EUR 15,000,000.

As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is of no further force and effect, and certain transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, the Shareholders Agreement, dated as of December 10, 2020 and to be effective as of the closing of the Proposed Business Combination, by and among Dutch Holdco, our Sponsor (as defined below) and Engie Seller, will either be terminated or no longer be effective, as applicable, in accordance with their respective terms. Pursuant to the Third Amendment to the Business Combination Agreement, the Company has terminated all of the Subscription Agreements with certain qualified institutional buyers and accredited investors with respect to the Proposed Business Combination, and the Company has released all investors under the forward purchase agreements from their obligations under such agreements solely with respect to the Proposed Business Combination.

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

Results of Operations

For the three months ended March 31, 2022 and 2021, we earned net income of $1,088,926 and $102,877,786, respectively. Net income for the three months ended March 31, 2022 and 2021 consisted primarily of gains of $1,375,189 and $106,413,646, respectively, due to a change in the fair value of our derivative instruments offset by professional fees and other expenses of $314,829 and $3,541,120, respectively.

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

On March 29, 2021, the Sponsor issued a promissory note to us for borrowings of up to $7,000,000. The promissory note does not bear interest, and any borrowings made are due on the earlier of March 29, 2022 or the consummation of a Business Combination, except in the event of a default, as defined in the promissory note agreement, at which point any outstanding borrowings become due immediately. On each of March 29, 2021, September 30, 2021 and December 8, 2021, we borrowed $2,000,000 under the promissory note to fund working capital requirements. On February 23, 2022, we repaid the full outstanding balance of $6,000,000 to the Sponsor. As of March 31, 2021, we did not hold any promissory notes with our Sponsor.

On January 18, 2022, we collected reimbursements receivable of $17,112,000 from Engie Seller in connection with the termination of the Proposed Business Combination discussed above. During the three months ended March 31, 2022, we utilized $6,000,000 of those funds to repay our promissory note with our Sponsor and $6,366,898 to pay accrued professional fees and other expenses.

During the three months ended March 31, 2022, we earned interest income of $28,566 on investments held in the Trust Account.

At March 31, 2022, we had cash held outside of the Trust Account of $5,878,215, which is available to fund our working capital requirements.

At March 31, 2022, we had current liabilities of $24,656,793, including derivative liabilities of $10,990,000 related to the fair value of certain of our warrants and forward purchase agreements exercisable for our Class A ordinary shares, and accrued professional fees and other expenses of $1,416,793 primarily due to costs associated with our identification and evaluation of potential Business Combinations. Current liabilities at March 31, 2022 also includes deferred underwriting compensation of $12,250,000 which is due in the event of a Business Combination and is not required to be paid from cash held outside the Trust Account. The identification and evaluation of potential Business Combinations is continuing after March 31, 2022, and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds

We may also need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Contractual Obligations

At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Derivative Instruments

We evaluated our warrants included in its Units and Private Placement Warrants (collectively, “Warrant Securities”), and the Forward Purchase Agreements and additional forward purchase agreements (collectively, “FPAs”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that the Warrant Securities and FPAs could not be accounted for as components of equity. As the Warrant Securities and FPAs meet the definition of a derivative in accordance with ASC 815, the Warrant Securities and FPAs are recorded as derivative assets and liabilities on the condensed and consolidated balance sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed and consolidated statement of operations in the period of change.

Redeemable Ordinary Shares

All of the 35,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of our equity instruments, are excluded from the provisions of ASC 480.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At March 31, 2022 and 2021, we had outstanding warrants and forward purchase contracts to purchase up to 25,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants and forward purchase contracts is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income per ordinary share for the three months ended March 31, 2022 and 2021, respectively.

We have two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. Earnings and losses are shared pro rata between the two classes of ordinary shares.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020 06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification  initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company's adoption of ASU 2020-06 on January 1, 2022 did not have a material impact on the Company's condensed and consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our President and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K, which was filed with the SEC on February 17, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K, which was filed with the SEC on February 17, 2022.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the business, investments and results of our operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in collection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

We do not intend to continue to invest the proceeds held in the Trust Account in interest-bearing securities, which will limit the interest income available for payment of taxes and dissolution expenses or for distribution to public shareholders.

As of the Close Date, we determined to hold the net proceeds of the Public Offering and certain proceeds from the sale of the Private Placement Warrants, in the amount of $350,000,000, in a non-interest-bearing Trust Account. On October 14, 2020, funds held in the Trust Account were invested in specified U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. During May 2022, the Company will convert all its investments in the Trust Account into cash, which remains in the Trust Account. We do not intend to invest the net proceeds in securities or interest-bearing accounts prior to a Business Combination. Accordingly, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will no longer increase, which will limit the interest income available for payment of taxes and dissolution expenses or for distribution to public shareholders.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments,

•	restrictions on the issuance of securities, and

•	restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is substantial uncertainty regarding the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities currently make us an investment company subject to the Investment Company Act. The proceeds held in the Trust Account have been invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. We recently determined to no longer hold such proceeds in such investments and to hold such proceeds in a non-interest-bearing Trust Account. Because the proceeds were previously invested in permitted instruments and we subsequently converted all such investments into cash (which remains in the Trust Account), we believe we are not an investment company. Nevertheless, although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, and one or more elements of the 2022 Proposed Rules, including the proposed safe harbor rule, may not be adopted or may be adopted in a revised form, more than 18 months have passed since our registration statement for our initial public offering was declared effective by the SEC and we do not currently have an agreement in place with a target for a Business Combination. Accordingly, we may not be able to complete our Business Combination within the 24-month period. As a result, if the 2022 Proposed Rules are adopted as proposed or in similar form, we may fall outside of the proposed safe harbor and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a Business Combination. If we are unable to complete our Business Combination within the required period, we will redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, subject to certain adjustments. In such an event, our public shareholders may receive less than $10.00 per share upon such a distribution and our redeemable warrants will expire worthless.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated herein by reference as indicated.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG PACE BENEFICIAL FINANCE CORP.

Date: May 3, 2022	By:	/s/ Karl Peterson
Karl Peterson
Non-Executive Chairman and Director

Date: May 3, 2022	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)