Form 10-Q
period 2022-06-30
TPG Pace Beneficial Finance Corp.
filed 2022-08-02
CIK 1819399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

At July 29, 2022, there were 35,000,000 Class A ordinary shares, $0.0001 par value per share, and 8,750,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Balance Sheets

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$4,403,375	$1,133,113
Reimbursement receivable	—	17,014,631
Prepaid expenses	98,784	122,301
Derivative assets	—	2,353,677
Total current assets	4,502,159	20,623,722
Investments held in Trust Account	350,552,912	350,027,211
Total assets	$355,055,071	$370,650,933
Liabilities and shareholders' deficit
Current liabilities:
Accrued professional fees and other expenses	$176,067	$7,347,195
Note payable to Sponsor	—	6,000,000
Deferred underwriting compensation	12,250,000	12,250,000
Derivative liabilities	5,035,000	12,908,866
Total current liabilities	17,461,067	38,506,061
Total liabilities	17,461,067	38,506,061
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 35,000,000 shares at June 30, 2022 and December 31, 2021, at a redemption value of $10.02 and $10.00 per share, respectively	350,552,912	350,027,211
Shareholders' deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 35,000,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 8,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	875	875
Additional paid-in capital	—	—
Accumulated deficit	(12,959,783)	(17,883,214)
Total shareholders' deficit	(12,958,908)	(17,882,339)
Total liabilities and shareholders' deficit	$355,055,071	$370,650,933

The accompanying notes are an integral part of these condensed and consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	$—	$—	$—	$—
Professional fees and other expenses	281,929	2,247,921	596,758	5,789,041
Change in fair value of derivatives	(4,145,000)	(144,636,975)	(5,520,189)	(251,050,621)
Income from operations	3,863,071	142,389,054	4,923,431	245,261,580
Interest income	497,135	5,319	525,701	10,579
Net income attributable to ordinary shares	$4,360,206	$142,394,373	$5,449,132	$245,272,159
Net income per ordinary share:
Class A ordinary shares - basic and diluted	$0.10	$3.26	$0.12	$5.61
Class F ordinary shares - basic and diluted	$0.04	$3.26	$0.06	$5.61
Weighted average ordinary shares outstanding:
Class A ordinary shares - basic and diluted	35,000,000	35,000,000	35,000,000	35,000,000
Class F ordinary shares - basic and diluted	8,750,000	8,750,000	8,750,000	8,750,000

The accompanying notes are an integral part of these condensed and consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at December 31, 2020	—	$—	—	$—	8,750,000	$875	$—	$(342,535,723)	$(342,534,848)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of March 31, 2021	—	—	—	—	—	—	—	(5,260)	(5,260)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	102,877,786	102,877,786
Balance at March 31, 2021	—	$—	—	$—	8,750,000	$875	$—	$(239,663,197)	$(239,662,322)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of June 30, 2021	—	—	—	—	—	—	—	(5,319)	(5,319)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	142,394,373	142,394,373
Balance at June 30, 2021	—	$—	—	$—	8,750,000	$875	$—	$(97,274,143)	$(97,273,268)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at December 31, 2021	—	$—	—	$—	8,750,000	$875	$—	$(17,883,214)	$(17,882,339)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of March 31, 2022	—	—	—	—	—	—	—	(28,566)	(28,566)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	1,088,926	1,088,926
Balance at March 31, 2022	—	$—	—	$—	8,750,000	$875	$—	$(16,822,854)	$(16,821,979)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of June 30, 2022	—	—	—	—	—	—	—	(497,135)	(497,135)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	4,360,206	4,360,206
Balance at June 30, 2022	—	$—	—	$—	8,750,000	$875	$—	$(12,959,783)	$(12,958,908)

The accompanying notes are an integral part of these condensed and consolidated financial statements.

TPG Pace Beneficial Finance Corp.

Condensed and Consolidated Statements of Cash Flows

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income attributable to ordinary shares	$5,449,132	$245,272,159
Changes in operating assets and liabilities:
Reimbursement receivable	17,014,631	—
Prepaid expenses	23,517	37,226
Change in fair value of derivative assets	2,353,677	—
Accrued professional fees and other expenses	(7,171,128)	3,244,491
Change in fair value of derivative liabilities	(7,873,866)	(251,050,621)
Interest on investments held in Trust Account	(525,701)	(10,579)
Net cash provided by (used in) operating activities	9,270,262	(2,507,324)
Cash flows from financing activities:
Proceeds of note payable from Sponsor	—	2,000,000
Repayment of note payable from Sponsor	(6,000,000)	—
Net cash provided by (used in) financing activities	(6,000,000)	2,000,000
Net change in cash	3,270,262	(507,324)
Cash at beginning of period	1,133,113	669,767
Cash at end of period	$4,403,375	$162,443

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

Terminated Business Combination

On December 10, 2020, the Company, Edison Holdco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) and wholly owned subsidiary of the Company (“Dutch Holdco”), New TPG Pace Beneficial Finance Corp., an exempted company incorporated in the Cayman Islands with limited liability under company number 368739 and wholly owned subsidiary of Dutch Holdco (“New SPAC”), ENGIE New Business S.A.S., a société par actions simplifiée organized and existing under the laws of France (“Engie Seller”), and EV Charged B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“EVBox Group”), entered into a Business Combination Agreement (as amended, the “Business Combination Agreement,” and the transactions contemplated thereby, the “Proposed Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company would merge with and into New SPAC, with New SPAC surviving as a wholly owned subsidiary of Dutch Holdco, and immediately thereafter, Engie Seller would, directly or indirectly, sell, transfer, assign, convey or contribute to Dutch Holdco all of the issued and outstanding equity interests in EVBox Group.

On December 29, 2021, the Company, Dutch Holdco, New SPAC, Engie Seller and EVBox Group entered into a Termination of the Business Combination Agreement (the “Termination Agreement”) pursuant to which the parties mutually agreed to terminate the Business Combination Agreement effective as of such date, after taking several factors into consideration. Pursuant to Section 2 of the Termination Agreement, the parties agreed that as a reimbursement of certain expenses incurred by the Company in connection with the Business Combination Agreement and the Proposed Business Combination as originally contemplated in the Business Combination Agreement, Engie Seller shall make or cause to be made to the Company a cash payment equal to EUR 15,000,000. Such expense reimbursement was made to the Company on January 18, 2022.

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

The Company continues to pursue the consummation of a Business Combination with an appropriate target. With the Business Combination Agreement terminated, the Company, Engie Seller and EVBox Group may (but are not required to) continue to discuss a potential Business Combination transaction involving the Company and EVBox Group.

Going Concern

If the Company does not complete an initial Business Combination within 24 months from October 9, 2020 (the “Close Date”), the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued as part of the Units (as defined below) in the Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The amounts paid to the Company under the Termination Agreement have not been deposited in the Trust Account and will not be distributed to the holders of the Class A ordinary shares in connection with such redemption. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price per Unit in the Public Offering. In addition, if the Company fails to complete a Business Combination within 24 months of the Close Date, there will be no redemption rights or liquidating distributions with respect to warrants to purchase the Company’s Class A ordinary shares, which will expire worthless. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

All activity for the period from Inception to June 30, 2022 relates to the Company’s formation and the initial public offering of units (“Units”), each consisting of one of the Company’s Class A ordinary shares (“Public Shares”) and one-fifth of one warrant to purchase one Class A ordinary share (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

Financing

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 6, 2020. The Public Offering closed on the Close Date. The Sponsor purchased an aggregate of 6,000,000 warrants at a purchase price of $1.50 per warrant, or $9,000,000 in the aggregate, in a private placement on the Close Date (the “Private Placement”). The warrants are included in derivative liabilities on the condensed and consolidated balance sheet.

The Company raised proceeds from its $350,000,000 Public Offering (see Note 3 – Public Offering) and $9,000,000 Private Placement (see Note 4 – Related Party Transactions) with the intent of financing a Business Combination. At the Close Date, proceeds of $350,000,000, net of underwriting discounts of $7,000,000 and funds designated for operational use of $2,000,000, were deposited into an interest bearing U.S. based Trust Account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

The Trust Account

On October 14, 2020, funds held in the Trust Account were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively, “Permitted Investments”).

Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to pay taxes and up to $100,000 of any dissolution expenses. The proceeds from the Public Offering will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association to modify the substance and timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within 24 months from the Close Date and (iii) the redemption of all of the Company’s Public Shares if it is unable to complete the Business Combination within 24 months from the Close Date, subject to applicable law.

Of the remaining proceeds of $2,000,000 held outside the Trust Account, $300,000 was used to repay the loan from the Sponsor, with the remainder available to pay offering costs, business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a target business. The Business Combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the Company signing a definitive agreement.

After signing a definitive agreement for a Business Combination, the Company will provide the public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares either (i) in connection with a shareholder meeting to approve the Business Combination or (ii) by means of a tender offer. Each public shareholder may elect to redeem their shares irrespective of whether they vote for or against the Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per Public Share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commissions payable to underwriters. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval under applicable law or stock exchange listing requirements. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding Class A ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, after payment of the deferred underwriting commission. In such an instance, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2022 and December 31, 2021 and the results of operations and cash flows for the periods presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act")

are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Level 3 - Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

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

Key ranges of inputs for the valuation models used to calculate the fair value of the Warrant Securities and FPAs were as follows,

	June 30, 2022	December 31, 2021
Implied volatility	3.30%	13.00%
Risk-free interest rate	2.97%	0.19% - 1.30%
Instrument exercise price for one Class A ordinary share	$ 11.50	$ 11.50
Expected term	5.3 years	0.5 - 5.5 years

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

Stock-Based Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, "Compensation – Stock Compensation" (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using a market approach. Forfeitures are recognized as incurred.

Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At June 30, 2022 and 2021, the Company had outstanding warrants and forward purchase contracts to purchase up to 25,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 and 2021, the Company had two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. For the three and six months ended June 30, 2022 and 2021, earnings are shared pro rata between the two classes of ordinary shares as follows:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$3,488,165	$872,041	$113,915,498	$28,478,875
Accretion of Class A ordinary shares subject to possible redemption	—	(497,135)	—	(5,319)
	$3,488,165	$374,906	$113,915,498	$28,473,556
Denominator:
Weighted average ordinary shares outstanding:	35,000,000	8,750,000	35,000,000	8,750,000
Basic and diluted net income per ordinary share	$0.10	$0.04	$3.26	$3.26

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$4,359,306	$1,089,826	$196,217,727	$49,054,432
Accretion of Class A ordinary shares subject to possible redemption	—	(525,701)	—	(10,579)
	$4,359,306	$564,125	$196,217,727	$49,043,853
Denominator:
Weighted average ordinary shares outstanding:	35,000,000	8,750,000	35,000,000	8,750,000
Basic and diluted net income per ordinary share	$0.12	$0.06	$5.61	$5.61

Income Taxes

Under ASC 740, “Income Taxes,” ("ASC 740") deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

A wholly-owned subsidiary of the Company, formed during the year ended December 31, 2020, is subject to income tax in the Netherlands. As of December 31, 2021, the subsidiary had a deferred tax asset of $3,117 that was offset by a valuation allowance. There was no change in the subsidiary’s tax position as of June 30, 2022.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company's adoption of ASU 2020-06 on January 1, 2022 did not have a material impact on the Company's condensed and consolidated financial statements.

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

On October 2, 2020, the Sponsor transferred 40,000 Founder Shares to each of the Company’s four independent directors at their original purchase price. On October 2, 2020, the Sponsor forfeited 9,937,500 Founder Shares for no consideration. On November 20, 2020, the Sponsor forfeited 1,312,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At June 30, 2022 and December 31, 2021, the Initial Shareholders collectively held 8,750,000 Founder Shares.

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

Related Party Note Payable

On September 15, 2020, the Sponsor loaned the Company $300,000 under an unsecured promissory notes. The funds were used to pay up front expenses associated with the Public Offering. The note was non-interest bearing and was repaid in full to the Sponsor at the Close Date.

On March 29, 2021, the Sponsor issued a promissory note to the Company for borrowings of up to $7,000,000. The promissory note does not bear interest, and any borrowings made are due on the earlier of March 29, 2022 or the consummation of a Business Combination, except in the event of a default, as defined in the promissory note agreement, at which point any outstanding borrowings become due immediately. On each of March 29, 2021, September 30, 2021 and December 8, 2021, the Company borrowed $2,000,000 under the promissory note. On February 23, 2022, the Company repaid the full outstanding balance of $6,000,000 to the Sponsor. As of June 30, 2022, the Company did not hold any borrowings from the Sponsor.

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

Policy Review Engagement

In December 2020, the board of directors authorized the Company to engage Y Analytics, an affiliate of the Company, to evaluate the Company’s environmental, social and governance (“ESG”) policies. The total cost of this engagement to date is $250,000, of which $50,000 and $200,000 was expensed in the years ended December 31, 2021 and 2020, respectively, and is included in accrued professional fees and other expenses in the condensed and consolidated balance sheet as of June 30, 2022.

Administrative Service Agreement

On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For each of the three and six months ended June 30, 2022 and June 30, 2021, the Company incurred expenses of $150,000 and $300,000 under this agreement.

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

On October 14, 2020, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For the three and six months ended June 30, 2022, the Permitted Investments generated interest income of $497,135 and $525,701, respectively. For the three and six months ended June 30, 2021, the Permitted Investments generated interest income of $5,319 and $10,579, respectively. All interest income generated was reinvested in Permitted Investments.

At June 30, 2022, the balance of funds held in the Trust Account was $350,552,912.

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

7. Shareholders’ Deficit

Class A Ordinary Shares

The Company is currently authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s Amended and Restated Memorandum and Articles of Association. At each of June 30, 2022 and December 31, 2021, there were 35,000,000 Class A ordinary shares issued and outstanding. Of the 35,000,000 Class A ordinary shares outstanding at June 30, 2022 and December 31, 2021, 35,000,000 shares were subject to possible redemption and are classified outside of shareholders’ deficit at the condensed and consolidated balance sheet.

Class F Ordinary Shares

The Company is currently authorized to issue 20,000,000 Class F ordinary shares. At June 30, 2022 and December 31, 2021, there were 8,750,000 Class F ordinary shares (Founder Shares) issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Fair Value Measurements

The following table presents information about the Company’s derivative instruments that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$2,380,000	$—	$—	$2,380,000
Private Placement Warrants	—	2,040,000	—	2,040,000
Forward purchase agreements (FPAs)	—	—	615,000	615,000
Total	$2,380,000	$2,040,000	$615,000	$5,035,000

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Forward purchase agreements (FPAs)	$—	$—	$2,353,677	$2,353,677
Total	$—	$—	$2,353,677	$2,353,677
Liabilities:
Warrants	$5,828,722	$—	$—	$5,828,722
Private Placement Warrants	—	5,007,058	—	5,007,058
Forward purchase agreements (FPAs)	—	—	2,073,086	2,073,086
Total	$5,828,722	$5,007,058	$2,073,086	$12,908,866

The following table presents the changes in the fair value of the Company’s derivative instruments that are measured at fair value for the three and six months ended June 30, 2022 and 2021.

	Warrants	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Assets:
Fair value at March 31, 2022	$—	$—	$1,810,000	$1,810,000
Change in fair value	—	—	(1,810,000)	(1,810,000)
Fair value at June 30, 2022	$—	$—	$—	$—
Liabilities:
Fair value at March 31, 2022	$4,480,000	$3,840,000	$2,670,000	$10,990,000
Change in fair value	(2,100,000)	(1,800,000)	(2,055,000)	(5,955,000)
Fair value at June 30, 2022	$2,380,000	$2,040,000	$615,000	$5,035,000

Assets:
Fair value at December 31, 2021	$—	$—	$2,353,677	$2,353,677
Change in fair value	—	—	(2,353,677)	(2,353,677)
Fair value at June 30, 2022	$—	$—	$—	$—
Liabilities:
Fair value at December 31, 2021	$5,828,722	$5,007,058	$2,073,086	$12,908,866
Change in fair value	(3,448,722)	(2,967,058)	(1,458,086)	(7,873,866)
Fair value at June 30, 2022	$2,380,000	$2,040,000	$615,000	$5,035,000

	Warrants	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Liabilities:
Fair value at March 31, 2021	$52,290,000	$55,982,797	$113,024,178	$221,296,975
Change in fair value	(29,120,000)	(36,122,797)	(79,394,178)	(144,636,975)
Fair value at June 30, 2021	$23,170,000	$19,860,000	$33,630,000	$76,660,000

Liabilities:
Fair value at December 31, 2020	$51,380,000	$89,862,127	$186,468,494	$327,710,621
Change in fair value	(28,210,000)	(70,002,127)	(152,838,494)	(251,050,621)
Fair value at June 30, 2021	$23,170,000	$19,860,000	$33,630,000	$76,660,000

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at June 30, 2022 and 2021 was a market approach.

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level 3 inputs to determine fair value for the three and six months ended June 30, 2022 and 2021.

	Private Placement Warrants	Forward Purchase Agreements (FPAs)	Total
Assets:
Fair value at December 31, 2021	$—	$2,353,677	$2,353,677
Change in fair value	—	(543,677)	(543,677)
Fair value at March 31, 2022	—	1,810,000	1,810,000
Change in fair value	—	(1,810,000)	(1,810,000)
Fair value at June 30, 2022	$—	$—	$—
Liabilities:
Fair value at December 31, 2021	$—	$2,073,086	$2,073,086
Change in fair value	—	596,914	596,914
Fair value at March 31, 2022	—	2,670,000	2,670,000
Change in fair value	—	(2,055,000)	(2,055,000)
Fair value at June 30, 2022	$—	$615,000	$615,000

Liabilities:
Fair value at December 31, 2020	$89,862,127	$186,468,494	$276,330,621
Change in fair value	(33,879,330)	(73,444,316)	(107,323,646)
Fair value at March 31, 2021	55,982,797	113,024,178	169,006,975
Transfer out of Level 3	(55,982,797)	—	(55,982,797)
Change in fair value	—	(79,394,178)	(79,394,178)
Fair value at June 30, 2021	$—	$33,630,000	$33,630,000

9. Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the condensed consolidated financial statements, noting no items which require adjustment or disclosure.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business. While we are not able to determine definitively at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business, we acknowledge that the likelihood of completing a Business Combination is limited as we approach the 24 month mark from the Close Date.

Our intent has been to consummate a Business Combination using cash from the proceeds of our initial public offering of units (“Units”), each consisting of one of the Company’s Class A ordinary shares (“Public Shares”) and one-fifth of one warrant to purchase one Class A ordinary share (the “Public Offering”), that occurred at the Close Date, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

At June 30, 2022, we held cash of $4,403,375 and current liabilities of $17,461,067. Further, we may continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful and acknowledge that the likelihood of completing a Business Combination is limited as we approach the 24-month mark from the Close Date.

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

Terminated Business Combination

On December 10, 2020, the Company, Edison Holdco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) and wholly owned subsidiary of the Company (“Dutch Holdco”), New TPG Pace Beneficial Finance Corp., an exempted company incorporated in the Cayman Islands with limited liability under company number 368739 and wholly owned subsidiary of Dutch Holdco (“New SPAC”), ENGIE New Business S.A.S., a société par actions simplifiée organized and existing under the laws of France (“Engie Seller”), and EV Charged B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“EVBox Group”), entered into a Business Combination Agreement (as amended, the “Business Combination Agreement,” and the transactions contemplated thereby, the “Proposed Business Combination”), pursuant to which, among other things, and subject to the terms and conditions contained therein, the Company would merge with and into New SPAC, with New SPAC surviving as a wholly owned subsidiary of Dutch Holdco, and immediately thereafter, Engie Seller would, directly or indirectly, sell, transfer, assign, convey or contribute to Dutch Holdco all of the issued and outstanding equity interests in EVBox Group.

On December 29, 2021, the Company, Dutch Holdco, New SPAC, Engie Seller and EVBox Group entered into the Termination of the Business Combination Agreement (the “Termination Agreement”), pursuant to which the parties mutually agreed to terminate the Business Combination Agreement effective as of such date, after taking several factors into consideration. Pursuant to Section 2 of the Termination Agreement, the parties agreed that as a reimbursement of certain expenses incurred by the Company in connection with the Business Combination Agreement and the Proposed Business Combination as originally contemplated in the Business Combination Agreement, Engie Seller shall make or cause to be made to the Company a cash payment equal to EUR 15,000,000. Such expense reimbursement was made to the Company on January 18, 2022.

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

We anticipate that changes to the fair value of our derivative instruments, consisting of certain of our warrants and forward purchase agreements exercisable for our Class A ordinary shares, may continue to fluctuate significantly, but these fluctuations do not impact our cash flows. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

Results of Operations

For the three months ended June 30, 2022 and 2021, we earned net income of $4,360,206 and $142,394,373, respectively. Net income for the three months ended June 30, 2022 and 2021 consisted primarily of gains of $4,145,000 and $144,636,975, respectively, due to a change in the fair value of our derivative instruments offset by professional fees and other expenses of $281,929 and $2,247,921, respectively.

For the six months ended June 30, 2022 and 2021, we earned net income of $5,449,132 and $245,272,159, respectively. Net income for the six months ended June 30, 2022 and 2021 consisted primarily of gains of $5,520,189 and $251,050,621, respectively, due to a change in the fair value of our derivative instruments offset by professional fees and other expenses of $596,758 and $5,789,041, respectively.

We anticipate that changes to the fair value of our derivative instruments, consisting of certain of our warrants and forward purchase agreements exercisable for our Class A ordinary shares, may continue to fluctuate significantly, but these fluctuations do not impact our cash flows. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Prior to the closing of the Public Offering, our only source of liquidity was an initial sale of Class F ordinary shares (the “Founder Shares”), par value $0.0001 per share, to our sponsor, TPG Pace Beneficial Finance Sponsor, Series LLC, a Delaware series limited liability company (the “Sponsor”), and the proceeds of a promissory note (the “Note”) from the Sponsor, in the amount of $300,000.

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

On October 14, 2020, the funds in the Trust Account were invested only in specified U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”). At June 30, 2022, the funds in the Trust Account remain invested in Permitted Investments.

On March 29, 2021, the Sponsor issued a promissory note to us for borrowings of up to $7,000,000. The promissory note does not bear interest, and any borrowings made are due on the earlier of March 29, 2022 or the consummation of a Business Combination, except in the event of a default, as defined in the promissory note agreement, at which point any outstanding borrowings become due immediately. On each of March 29, 2021, September 30, 2021 and December 8, 2021, we borrowed $2,000,000 under the promissory note to fund working capital requirements. On February 23, 2022, we repaid the full outstanding balance of $6,000,000 to the Sponsor. As of June 30, 2022, there was no outstanding balance on any promissory notes with our Sponsor.

On January 18, 2022, we collected reimbursements receivable of 15,000,000 Euro, or approximately $17,000,000, from Engie Seller in connection with the termination of the Proposed Business Combination discussed above. During the six months ended June 30, 2022, we utilized $6,000,000 of those funds to repay our promissory note with our Sponsor and $6,366,898 to pay accrued professional fees and other expenses.

During the three and six months ended June 30, 2022, we earned interest income of $497,135 and $525,701, respectively, on investments held in the Trust Account.

At June 30, 2022, we had cash held outside of the Trust Account of $4,403,375, which is available to fund our working capital requirements. Cash held outside of the Trust Account will not be distributed to holders of the Class A ordinary shares in the event of a redemption of such shares.

At June 30, 2022, we had current liabilities of $17,461,067, including derivative liabilities of $5,035,000 related to the fair value of certain of our warrants and forward purchase agreements exercisable for our Class A ordinary shares, and accrued professional fees and other expenses of $176,067 primarily due to costs associated with our identification and evaluation of potential Business Combinations. Current liabilities at June 30, 2022 also includes deferred underwriting compensation of $12,250,000 which is due in the event of a Business Combination and is not required to be paid from cash held outside the Trust Account. The identification and evaluation of potential Business Combinations is continuing after June 30, 2022, and we therefore expect to incur additional expenses, which may be significant. Should a Business Combination occur, we would expect some portion of these expenses to be paid upon its consummation. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds.

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

We raised the funds held in the Trust Account, including earned interest (which interest shall be net of taxes payable), with the intent of using substantially all of them to consummate a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate a Business Combination, the remaining proceeds held in the Trust Account after completion of the Business Combination and redemptions of Class A ordinary shares, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

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

Contractual Obligations

At June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At June 30, 2022 and 2021, we had outstanding warrants and forward purchase contracts to purchase up to 25,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the warrants and forward purchase contracts is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and six months ended June 30, 2022 and 2021, respectively.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our President and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•
restrictions on the nature of our investments;
•
restrictions on the issuance of securities; and
•
restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination.

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

We do not believe that our principal activities currently make us an investment company subject to the Investment Company Act. The proceeds held in the Trust Account have been invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, and one or more elements of the 2022 Proposed Rules, including the proposed safe harbor rule, may not be adopted or may be adopted in a revised form, more than 18 months have passed since our registration statement for our Public Offering was declared effective by the SEC and we do not currently have an agreement in place with a target for a Business Combination. Accordingly, we may not be able to complete our Business Combination within the 24-month period. As a result, if the 2022 Proposed Rules are adopted as proposed or in similar form, we may fall outside of the proposed safe harbor and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a Business Combination. If we are unable to complete our Business Combination within the required period, we will redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, subject to certain adjustments. In such an event, our public shareholders may receive less than $10.00 per share upon such a distribution and our redeemable warrants will expire worthless.

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

TPG PACE BENEFICIAL FINANCE CORP.

Date: August 2, 2022	By:	/s/ Karl Peterson
Karl Peterson
Non-Executive Chairman and Director

Date: August 2, 2022	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)